Form 10-Q
period 2010-12-31
ACCELERATED ACQUISITION XII
filed 2011-02-15
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2011.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

ACCELERATED ACQUISITIONS XII, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

Balance Sheets as of December 31, 2010 and June 30, 2010		3

Statements of Operations for the three months ended December 31, 2010 and for nine months ended December 31, 2010 and the Cumulative Period from Inception (May 4, 2010) to December 31, 2010		4

Statements of Cash Flows for the three months ended December 31, 2010 and for the Cumulative Period from Inception (May 4, 2010) to December 31, 2010		5

Notes to Financial Statements		6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures		12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Removed and Reserved)	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$200	$200

TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$0	$0
Shareholder advances	0	0

TOTAL LIABILITIES	$0	$0

STOCKHOLDER’S EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2010 and June 30, 2010	500	500
Additional paid-in capital	1,500	1,500

Deficit accumulated during the development stage	(1,800)	(1,800)

TOTAL STOCKHOLDER’S EQUITY	200	200

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$200	$200

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Mos. Ended December 31, 2010	Nine Mos. Ended December 31, 2010	May 4, 2010 (Inception) through December 31, 2010

Revenues	$-	$-	$-

Operating Expenses
General and administrative	-	-	1,800

Net Operating Expenses	-	-	1,800

Net Loss	$-	$-	$(1,800)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

For the Cumulative Period from Inception (May 4, 2010) through December 31, 2010

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
DECEMBER 31, 2010

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

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Registration Statement on Form 10. The December 31, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2011.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $1,800, used cash from operations of $1,800 since its inception, and has only $200 working capital at December 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
DECEMBER 31, 2010

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

December 31, 2010
Gross deferred tax assets	540
Valuation allowance	(540)
Net deferred tax asset	—

As of December 31, 2010 all of the federal net operating loss carry forwards expire in the tax year 2030.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31, 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended December 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

ACCELERATED ACQUISITIONS XII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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
DECEMBER 31, 2010

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

Results of Operations

For the three months ending December 31, 2010, the Company had no revenues and incurred no general and administrative expenses.  There is no comparable data for the prior fiscal year.

For the period from inception (May 4, 2010) through December 31, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(1,800), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $200 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (May 4, 2010) through December 31, 2010

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2011
ACCELERATED ACQUISITIONS XII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.