Form 10-Q
period 2011-06-30
ACCELERATED ACQUISITION XII
filed 2011-08-15
CIK 1497918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54062

ACCELERATED ACQUISITIONS XII, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	27-2787118 (IRS Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California 94404
(Address of principal executive offices)

(650) 283-2653
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of August 10, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200

	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$1,800	$0

Total liabilities	1,800	0

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized,5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(3,600)	(1,800)

Total stockholders’ deficit	(1,600)	(200)

	$200	$200

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2010	Inception (May 4, 2010) through June 30, 2011 (Cumulative)
	(Unaudited)	(Note 1)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
General and administrative	1,800	1,800	3,600

Operating loss	(1,800)	(1,800)	(3,600)

Net loss	$(1,800)	$(1,800)	$(3,600)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Shares used in basic and diluted net loss per share calculation	5,000	5,000

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—	$—
Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Tender of shares by founder	__	__	__	—	—	—
Net loss / comprehensive loss	—	—	—	(1,800)	—	(1,800)
Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	—	200

Net loss / comprehensive loss	—	—		(1,800)	—	(1,800)

Balances at June 30, 2011	5,00,000	$500	$1,500	$(3,600)	$—	$(1,600)

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2010	Inception (May 4, 2010) through June 30, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(1,800)	$(1,800)	(3,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	1,800	—	1,800
Stock-based compensation	---	—	----

Net cash used in operating activities	(1,800)	(1,800)	(3,600)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	2,000

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$200	$200	200

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
May 4, 2010 (date of inception) through March 31, 2011
(unaudited)

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

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 May 4, 2010 (date of inception) through June 30, 2011
(unaudited)

NOTE 1 -RGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

(e) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $200 cash equivalents at June 30, 2011.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 May 4, 2010 (date of inception) through June 30, 2011
(unaudited)

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

The majority shareholder has advanced funds, as necessary.  These advances are considered temporary in nature and are payable on demand.   There is no formal document describing the terms of this arrangement (maturity date and interest rates).  As of June 30, 2011, the debts, in the amount of $1,800 was due shareholder.

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

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 May 4, 2010 (date of inception) through June 30, 2011
(unaudited)

NOTE 4 - NCOME TAXES (continued)

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

	June 30, 2011	March 31, 2011
Gross deferred tax assets	3,600.	1,800.
Valuation allowance	(3,600)	(1,800)
Net deferred tax asset	—	—

As of June 30, 2011 the Company had a net operating loss carryforward of approximately $3,600 which will begin to in the tax year 2028.
Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June 30. 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS:

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

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011 and 2010 and for the period
 May 4, 2010 (date of inception) through June 30, 2011
(unaudited)

NOTE 6 -  SUBSEQUENT  EVENTS

On July 16, 2011, SSM Media Ventures, Inc (“Purchaser”) agreed to acquire 22,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, SSM Media Ventures owned approximately 94% of the Company’s 23,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Atonn Muhammad was simultaneously appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.

On July 18, 2011, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:
.
● Milestone 1 -	Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;
● Milestone 2 -	Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $20 million in available cash (inclusive of any amounts attributable to Milestone 1);
● Milestone 3 -	Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $30 million in available cash (inclusive of any amounts attributable to Milestone 2);
and (b) cash compensation at a rate of $66,667 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $800,000 is due consultant upon the achievement of Milestone 1, $800,000 upon the achievement of Milestone 2 and $800,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $2,400,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

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

Results of Operations

For the three months ending June 30, 2011 the Company had no revenues and incurred $1,800 of general and administrative expenses and for the three months ending June 30, 2010 incurred $1,800 of general and administrative expenses.

For the period from inception (May 4, 2010) through June 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $(3,600), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $200 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (May 4, 2010) through June 30, 2011

Operating activities	$(3,600)
Investing activities	-
Financing activities	$3,800

Net effect on cash	$200

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011
ACCELERATED ACQUISITIONS XII, INC.

	By:	/s/ Atonn F. Muhammad
Atonn F. Muhammad
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document