Form 10-K
period 2012-03-31
ACCELERATED ACQUISITION XII
filed 2012-06-29
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
 (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of March 31, 2012 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

On June 27, 2012 there were 29,150,000 shares of the registrant’s common stock outstanding.

ITEM 1.  BUSINESS

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” and other comparable terminology. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our operations, our ability to satisfy our obligations, our ability to raise capital as necessary, our ability to generate revenues and pay our operating expenses, our ability to consummate the acquisition of additional assets, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - "Risk Factors" as well as the risk factors described in our other filings with the Securities and Exchange Commission.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to update any of our forward-looking statements. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. “We,” “us,” “our,” the “Company,” and “Accelerated Acquisitions XII, Inc., a Delaware corporation..

None of the Company’s securities are registered for resale with the Securities and Exchange Commission. The outstanding shares of common stock may only be resold through registration under the Securities Act of 1933, or under an applicable exemption from registration.

From inception May 4, 2010, Accelerated Acquisitions XII, Inc., was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company has not restricted our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Real Hip-Hop Network, Inc.”.

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

On August 15, 2011, Accelerated Acquisitions XII (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. The Company is currently evaluating all licensors distribution contracts and will not take assignment of any contact liabilities until the evaluation is completed and the Company has completed its financing objectives outlined in the “Overview” and “Plan of Operations” sections below.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the content and any additions thereto—although the License includes the Company’s right to utilize such additions.

The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying distribution and commercialization expenses related to the media content. In addition, the Company is required to fund certain specified expenses related to the distribution of the media content as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed: If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.

Licensee may, at its option, terminate this Agreement at anytime by doing the following: By ceasing to use the media content and distribution platforms facilitated by any Licensed Products. Giving sixty (60) days prior written notice to Licensor of such cessation and of Licensee’s intent to terminate, and upon receipt of such notice, Licensor may immediately begin negotiations with other potential licensees and all other obligations of Licensee under this Agreement will continue to be in effect until the date of termination. By tendering payment of all accrued royalties and other payments due to Licensor as of the date of the notice of termination and evidencing to the Licensor that provision has been made for any prospective royalties and other payments to which Licensor may be entitled after the date of termination.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application. The License Agreement attached as Exhibit 10.1.

The Company is an emerging growth company that has licensed media content and distribution platforms to entry into a unique business of providing intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. We will continue to acquire media content as well as internally develop content with the goal of informing and enriching our young adult audience and encouraging their participation across platforms. The Company will operate a television network, The Real Hip-Hop Network (“RHN”), a website, RHN.TV, and RHN Mobile that will distribute media content to mobile devices.

OVERVIEW

The Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers. The Company also intends use its broadband and digital platforms to deliver video streaming content to gaming systems that include: X-BOX 360, NINTENDO Wii, and PLAYSTATION 3. RHN has beta tested the delivery of live streaming version of its video content online and on RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). The RHN will continue to beta test in the United States (“US”) with an estimated audience of 3 million households until the Company can launch commercially hrough national subscription TV that is estimated to be the fall of 2011. RHN assigned the Company a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. RHN has also assigned a term sheets to the Company to launch on the DISH Network which could give access to another estimated 14 million subscribers. In addition, RHN has identified and negotiated Local Marketing Agreements (LMA) to carry the network with additional Low Power Television Stations in (21) major and secondary markets outlined in the distribution and marketing section below which could add an additional 37 million households. The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined below.

The Company intends to motivate its audiences to make a difference in their lives and communities with a broad and impactful pro-social agenda. In addition to providing a mix of approximately 45% music video-based entertainment, approximately 55% of RHN’s lineup includes original programming revolving around the Hip-Hop lifestyle, culture and pro-social programs, such as first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions, interviews and exciting original content. We are currently evaluating all our options to commercialize our licensed content and platforms. The Company’s concept and content has been beta tested and has not been deployed for commercial sale anywhere in the world. Each country has different requirements for deployment, so the commercialization process is likely to be lengthy and complex. The Company may employ different strategies in different areas of the world, such as sublicensing deployment and commercialization rights for some territories while retaining rights for other territories.

Our primary sources of revenue are affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise additional funds of at least $2 million for the advancement of its content distribution over the next three years we will lose our rights to the media content and distribution platforms. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $50,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $7,626,649 will be used for management, sales and marketing, $25,860,155 will be used for the TV network fees, an estimated $5,717,918 will be spent on finance closing, legal, accounting, rent and other payables and $7,179,041 will be spent on production and programming leaving $3,616,237 in reserve for increased working capital.

It’s estimated that the minimum amount of capital the Company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

INDUSTRY BACKGROUND

The ways in which young adults consume media and engage with news, information and lifestyle content are undergoing profound changes. We believe the dynamic preferences and consumption patterns of young adults are not being adequately addressed by traditional media outlets. At the same time, technology is transforming the way media is created, expanding the universe of content creators, altering the cost structure of content production and distribution, and enabling delivery across multiple platforms. The packaging and programming of content is also evolving, enabling new means of distribution capable of rapidly adapting to changing consumer preferences. As the way young adults engage with news, information and lifestyle content changes, it presents new challenges to networks and advertisers who target the 18-34 year-old audience demographic. These challenges include:

•
Evolution in the media preferences and consumption patterns of young adults. Young adults want to engage with programming related to news, information and lifestyle, but their consumption patterns have evolved faster than traditional television programming, leaving their needs underserved.

•
Changes in media programming and production. Digital media tools enable scalable production with relatively low overhead, open systems and small teams, which has changed the way content can be processed, organized and delivered.

•
Evolution in content creation. Changes in the means and cost structure of content production and distribution have significantly expanded the universe of potential content creators. As a result, programming can be a conversation between viewers and a network, offering freedom from one-way communication and resulting in unprecedented engagement and participation.

•
Changes in advertising models that drive the media industry. Advertisers devote the largest portion of their media spending to television. However, the traditional TV advertising model is becoming less effective with young adults, who are changing their viewing patterns.

MARKET OPPORTUNITY

We believe there is a significant gap between what is being delivered by traditional sources of TV and what is demanded by young adults. Young adults need and want news and information about what is going on in their world; however, they have not had a news and information source on TV that speaks to them. Young adults increasingly are turning to other platforms, especially the Internet, for news and information.

As a result, there is a large market opportunity to develop an integrated media platform capable of cost-effectively engaging young adults around news, information and lifestyle entertainment, and to build a brand premised on communicating what is going on in the lives of this young-adult generation. There is demand from both young adults and the advertisers who target them for a media platform that engages 18-34 year-olds in their own voices and from their own perspectives, and whose content is defined by what is most important in their lives: from pop culture to politics, careers to relationships.

We believe our media platform will motivate its audiences to make a difference in their lives and communities with a broad and impactful pro-social agenda. In addition, providing a mix of approximately 45% music video-based entertainment, approximately 55% of RHN’s lineup includes original programming revolving around the Hip-Hop lifestyle, culture and pro-social programs, such as first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions, interviews and exciting original content provides a compelling way to capture this opportunity.

HIP-HOP MARKET

Originating an estimated 30 years ago as an “underground” urban music genre popular in a few large U.S. cities, Hip-Hop has evolved and expanded into a broadly popular global entertainment and cultural medium. Business Week reported as early as 2005 that there were an estimated 100 million Hip-Hop fans worldwide, including 50 million in the U.S. alone. The following discussion highlights what the Company believes is distinctive appeal of the Hip-Hop market, focusing on the characteristics that make it ideally suited to support the Company’s dedicated programming network. Specifically:

•
While it has grown far beyond its music roots, Hip-Hop is fundamentally a media-based industry targeting a media-centric audience. It is estimated that Hip-Hop is the second largest selling music category, trailing only Country (for which, by comparison, there are already three dedicated cable networks). There are at least two Hip-Hop radio stations ranked among the top 10 (based on listenership) in nine of the ten largest U.S. markets.

•
Hip-Hop music and culture have broad appeal to a large cross-section of the U.S. teen and young adult population (i.e., individuals aged 12-34). While Hip-Hop retains its popularity and cultural draw in the urban market, the majority of Hip-Hop consumers are Caucasian suburbanites – reflecting the significant (and growing) urban influence on suburban culture. Hip-Hop’s broad appeal has made the genre extremely important and attractive to major advertisers seeking to connect with this difficult to reach young audience.

•
Leading Hip-Hop entertainers have emerged as “One Man Brands,” achieving enormous success in marketing apparel, footwear, video games, etc. – as well as endorsing products and “crossing over” into television and film acting careers.

•
Finally, entertainment and “reality” television programming with Hip-Hop themes is increasingly prevalent and popular, while Hip-Hop videos are estimated to be the most popular genre in the MTV Network’s music menu as well as the most popular programming category on the Black Entertainment Television (“BET”)

The entrepreneurial spirit and savvy of leading Hip-Hop artists initially transformed the marketing landscape by establishing the “One Man Brand.” More recently, Hip-Hop entrepreneurs have increasingly intertwined their own initiatives with the activities of major advertisers and Fortune 500 companies.

PROGRAMMING STRATEGY

Programming is anticipated to be the company’s fundamental strength and the factor that most distinguishes the network from competitors. We will provide 2-5 times the number of hours devoted to Hip-Hop music videos than existing mainstream music channels. The Company will not only devote more time to current and past Hip-Hop “stars,” but will also devote much more time to emerging artists in the field. In addition, the number of hours of programming the company will devote to news, magazine, lifestyle and reality shows about and/or featuring Hip-Hop artists will be extremely difficult to duplicate by other networks because our network will initially be built with essentially “no cost” music videos which will form the basis of much of its programming schedule, RHN’s programming strategy allows for greater ability to manage investment, as the business scales.

Programming Themes and Concepts
The Company intends to be flexible with its programming mix and content to respond to its target market. However, the network’s plan is to establish a programming schedule consisting of approximately 45% music video-based entertainment, and about 55% original programming revolving around the Hip-Hop lifestyle and culture. More than half of the original programming is expected to be studio-based shows, magazine shows and documentaries/reality shows produced by the Company (e.g., generally modest cost, hosted shows with interviews and some live performances), while the remaining half of original programming is expected to be acquired and/or bartered from independent producers.

A broad sampling of the specific programming themes and concepts that the network intends to feature include:

•
Music video-based programming. We intend to air a number of distinct one-hour blocks of Hip-Hop music videos – some of which will be hosted. Some of the programs will be purely music video playback, while others will include interviews, live performances and studio audiences. The legendary show, Video Juke Box, is anticipated to be aired, hosted by Ralph McDaniels, known as a pioneer who was the first to produce and host a video music show based around Hip-Hop culture and music. VR-20 (Video Request Top 20) will feature the top 20 Rap videos of the day. Hosted by VJs in front of a studio audience, this show will also feature live performances and interviews. The Real Gritty Top 20 will showcase the day’s top 20 underground Hip-Hop videos, selected by viewer request. Rap World will feature blocks of international Hip-Hop music videos. Beauty and the Beats will feature all female artists. In addition, there will be three other blocks of Hip-Hop videos daily on the network. In all, about 45% of the programming week will be devoted to blocks of exclusively Hip-Hop videos. This content will provide a springboard and a cross-promotional tool for other our original and acquired programming.

•
Live Concert Series. We intends to air up to six original Hip-Hop concerts per year, featuring artists ranging from the well-established to the up-and-coming and these concerts will be repeated throughout the calendar year.

•
News, Magazine Shows, and daily Talk Show. The Company will produce and acquire a number of topical news and magazine shows that detail relevant news and information about the Hip-Hop community. For example, One Nation Hip-Hop will be an “Entertainment Tonight”-style program providing information about the latest TV shows, movies and sitcoms featuring the biggest and hottest Hip-Hop celebrities. It will also feature current album releases and concert tour information. Analyze This will feature celebrity guests from diverse backgrounds discussing the issues and controversies behind rap lyrics, and Hip-Hop Insider will be a news show featuring politics, news and sports, hosted by RHN VJs. Mogol is a Hip-Hop business show featuring segments on record industry economics, news on the latest deals of superstar Hip-Hop recording artists, and lifestyle segments with showcases of homes, cars and travel destinations of the Hip-Hop elite. Rap Sheet is a Hip-Hop news and commentary show featuring writers from Hip-Hop’s greatest magazines, including Source, Vibe and XXL. Finally, management has plans for a nightly talk show called Hip-Hop Late Nite featuring live guests.

•
Documentary and “Competition” Programming. We will seek to assemble a stable of documentaries and artist profiles/features programs. Legend will chronicle the greatest Hip-Hop legends, while Behind the Platinum will showcase the backstage, behind the scenes scandals, shady deals, violence and murder that exist in the dark corners of the music industry. Dollar and Dream will document the rise of Hip-Hop’s greatest artists. In addition, Unsigned Heat will profile the hottest unsigned MC’s in the business. Competition style programming will include Technics World, a DJ competition, and Rap Wars, a nationwide MC freestyle battle competition. Rap Superstar will be an American Idol-style Rap show with celebrity guest judges. In addition, the Company has acquired and will “re-version” extensive footage and pre-produced segments that have been developed by Pseudo Entertainment and others. Much of this content is of high quality and is readily adaptable for television using low cost post-production techniques. This approach mirrors that often used by The History Channel, Biography and others, to develop quality documentary and reality programming at a modest cost.

•	Entertainment Programming. The Company intends to round out its programming schedule with a number of entertaining shows designed to appeal to segments of its target audience. These shows include:

▪	Kissed or Dissed – a dating show chronicling the dates of Hip-Hop singles culminating in whether their partners will be kissed or dissed.
▪	Beneath the World Order – a Company original animated series.

▪	Flip Side – a reality show where two people from different worlds switch places.
▪	Chrome – a program dedicated to Hip-Hop’s love affair with cars.

▪	Street Skillz: Street Ball Tournament – hosted by popular former MTV hosts Ed Lover and Dr. Dre, this show offers the winner of a street basketball tournament a workout with NBA scouts.
▪	Couture with Toni – a fashion show based on Hip-Hop fashion hosted by the Company’s personalities.

▪	Every Woman has a Story – a show on women and their struggles.
▪
Serve it Up – this show features Raz B, a former member of pop super group B2K and an actor in the movie about Hip-Hop dance “You Got Served.” The show will have top Hip-Hop dance troops compete for cash and prizes in front of celebrity judges.

▪
The Deal – featuring The Outlawz, this show takes a behind-the-scenes look at their lives both on and off stage, as they struggle to make their own way outside the legacy of legendary artist Tupac Shakur.

In the event distribution and revenue proceed at a different pace than projected, the Company has the flexibility to adopt a different programming mix (e.g., exhibit more “no cost” music videos) and thereby contain costs.

Key elements of the Company’s programming model include:

•
Acquired entertainment programming/partnerships with existing niche producers. We believe that much of the acquired entertainment programming can be obtained at a modest cost. In addition, by partnering with existing niche producers for the development of certain ongoing original programming, The Company anticipates to be able to obtain distribution rights to a significant amount of content at no cash cost (i.e., on a barter basis). Our production staff will support the creation of an expanded number of programs by these partners and ensure an on-air look consistent with the network’s overall format.

•
Acquired and re-versioned documentary programming. By employing a combination of acquired documentary programming and utilization of post-production resources to enhance and package footage and segments obtained at little or no cost from sources we will be able to offer an appealing array of documentary-style content at a very feasible total cost.

•
Original studio production. A significant percentage of our original programming will be studio-based. Most shows (whether news, magazine, talk shows or hosted music video segments) will be hosted by staff VJs and will feature interviews and live performances from Hip-Hop artists looking to promote their latest work. Costs for this programming can be carefully managed. Hosted music video programs will feature wrap-around introductions and commentary produced efficiently in the studio, as well.

•
Opportunity for multiple airings. Much of the Company’s programming can be aired on multiple occasions, providing viewers with additional opportunities for viewing the content, while also minimizing costs. Given the network’s reliance on music videos, most of our annual programming needs will be constantly refreshed at little or no cost, as music labels/record companies will provide new releases of music videos on a continual basis. This is expected to account for about 3,600 hours of the approximate 8,000 hours of annual programming needed by the Company. The remaining programming hours will be filled with modest-cost acquired programming and no-cost bartered programming, as well as original Company productions. Acquired programming is expected to be repeated as many as ten times and original Company productions are expected to be repeated on average as many as six times.

DISTRIBUTION and MARKETING STRATEGY

The strategy is to provide content to its audience across all available media outlets: Broadcast TV, Broadcast Radio, Cable/Satellite, Broadband Internet, Print, mobile video, and gaming systems. In order for a media company to be competitive, it must have a multi-platform distribution strategy. Advertisers who are seeking to reach the coveted 18-34 demographic must reach beyond traditional spots and dots and cover the spectrum of all the most popular media platforms. The trend in media is portability and access to content when and where you want it. The successful new media company will be everywhere there audience is.

RHN assigned the Company a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers (attached as Exhibit A of the License Agreement Exhibit 10.1). RHN has also assigned a term sheets to the Company to launch on the DISH Network which could give access to another estimated 14 million subscribers (attached as Exhibit B of the License Agreement Exhibit 10.1). In addition, RHN has identified and negotiated Local Marketing Agreements (LMA) to carry the network with additional Low Power Television Stations in (21) major and secondary markets outlined in the distribution and marketing section below which could add an additional 37 million households. The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined in the “Plan of Operations” section below.

Management believes that the network’s programming will attract viewership and that the network’s concept will engender strong grass roots support from Hip-Hop fans. As such, the network’s overall distribution and consumer marketing strategy is focused on the following:

•
Exposure. Marketing our network with key strategic partners, such as Fortune 500 companies, which are now recognizing the enormous size of the Hip-Hop Community. We will appoint a sales team to utilize approach on large and multiple opportunity advertisers.

•
Grass roots support. RHN recently completed the production of a major Hip-Hop concert event, and will continue to pursue grass roots marketing campaigns and develop launch and other promotional events that will attract Hip-Hop fans. These activities will not only contribute to the buzz and success of market-specific launches, they will also create broadened awareness of and interest in the network among Hip-Hop fans throughout the country. These fans will then be actively encouraged to support the network’s distribution efforts through follow-up targeted marketing campaigns.

•	Sponsorship: Promoting our services at television media industry shows as well as Hip-Hop events across the country and early stage advertising, in areas of potential viewership

•
Source magazine promotion. The Company will also consistently promote the Hip-Hop Network and encourage grass roots support through its widely read partners and influential Source and Vibe magazines. Source and Vibe reaches the core of the Hip-Hop fan base – and provides a very effective means for stimulating “word-of-mouth” about the Real Hip-Hop Network.

Radio

The Company intends to acquire Local Marketing Agreements with broadcasters in strategic markets in the United States. Broadcast affiliates have already been identified. This strategy will create a radio presence for the Real Hip-Hop Network Brand with cross promotion capability with its broadcast foot print starting in New York City, NY, Los Angeles, CA, Chicago, IL and Washington, DC.

Digital Content Delivery

The Company anticipates broad distribution through digital platforms to cross promote our brands and sell digital content subscriptions through our web and TV properties. Ringtones, Wallpaper, and Music Video Downloads may be made available for a monthly subscription fee. The Company also intends to leverage its television viewing audience to create a mobile text community. The network has a short code that will be used to get gain revenue through fee-based music video or contest voting like other television shows.

Smart Phone Media Distribution

According to CTIA-The Wireless Association® an international nonprofit membership organization that has represented the wireless communications industry since 1984 states that the cell phone universe has over 300 million mobile subscribers, and the number of smart phone users will exceed 70 million in the U.S. in 2011. The Company intends to have mobile applications platforms and use existing platforms to make available a mobile version of its channel to be streamed live to all smart phones.

Broadband

The web is the next frontier of the media world. RHN.TV intends to create a virtual audience build out from the channels national fan base. The network will stream its channel to the site live 24 hours a day and post popular shows on the site to be viewed on-demand. Free RHN.TV e-mail addresses will be made available to the public as well as social networking and video file sharing like youtube.com. Premium digital content will be bought and sold online. RHN.TV will use existing popular social networking platforms to create and maintain an active and growing network of RHN fans and supporters.

Web-Based Marketing

Critical to producing visibility and traffic is the use of the Web for advertising. We plan to have a campaign which will increase traffic and contribute to "brand recognition" and "brand loyalty" through a combination of search engine listings with meta-tags that produce search results in the top 10 on listings for Hip-Hop information. With the advent of WebTV, we believe that the prospect of entering more homes as a menu option delivered by a portal site like AOL or Google could enhance media exposure and visitation. The advent of broadband Internet services will be important but will not reduce our primary presence on “standard” television.

Marketing Schedule

Our final model, content, product brand and technology are all under development. We intend our initial launch will occur in the fall of 2012. We intend to place banner advertisements on our strategic partner sites which are yet to be determined. Also, we intend to have an aggressive marketing plan to solicit priority partner sponsorship from a host of providers currently serving the customers of this Hip-Hop Community. We are taking steps to a validated list of prospects for online advertising. We plan to negotiate with other Web sites to purchase our banner inventory.

AFFILIATE SALES STRATEGY

The Company understands that opportunities for new networks to secure analog and even digital basic distribution are extremely limited and often require significant launch incentive payments that substantially increase the investment associated with the network. Further, we are aware that its core audience is both highly coveted by advertisers and intensely interested in the network’s subject matter. For these reasons, the Company believes it can succeed as a service distributed via digital tiers and plans to seek inclusion in reasonably priced digital programming tiers that target a young adult audience. We may also be willing to explore ala carte distribution, if plans like those recently put in place by large networks become increasingly common.

In addition to positioning the network for tiered distribution, management intends to aggressively pursue early stage distribution by alternative video providers, most notably the major telephone companies. It is believed that securing distribution via these outlets will significantly enhance prospects for carriage among the more established cable and satellite distributors. Specifically, both Verizon and SBC have publicly announced plans to offer a range of programming choices that far exceeds anything currently available to consumers. Further, because these companies are collectively building their fiber-based distribution networks in nearly every major market in the country, widespread carriage of RHN may place pressure on cable and satellite distributors on essentially a nationwide basis with a particular emphasis on the markets where the Hip-Hop’s appeal is likely to be greatest.

The Company will focus its distribution and consumer marketing efforts on major urban markets with significant African-American population concentrations and where Hip-Hop-formatted radio stations are consistently among the leading local radio outlets.

ADVERTISING SALES STRATEGY

The Company’s advertising sales strategy centers on leveraging three primary strengths: (1) the appeal of its target audience; (2) unique cross-media packaging opportunities; and (3) the network’s expected major market concentration. The Company’s ability to capitalize on these key strengths is anticipated to be supported by strategic alliance within young adult marketing organizations.

Our advertising sales attributes are outlined in additional detail below:

Attractive audience demographics and strong appeal to major advertisers. The Hip-Hop audience is concentrated in the hard-to-reach 12-34 demographic. Major advertisers are already aligning with Hip-Hop personalities as a means for reaching this demographic with extraordinary results. As examples, sales of products including Reebok footwear, Courvoisier and Cadillac are all reported to have increased dramatically as a result of Hip-Hop marketing relationships or in some instances the mere mention of the product in a Hip-Hop song.

Niche appeal to selected key brands/product categories. In addition to Hip-Hop’s appeal to major advertisers, the culture/lifestyle is closely aligned with certain brands and product categories, including clothing and footwear lines designed by or for Hip-Hop artists, as well as selected other products in the automotive, beverage and retail category. The Company intends to provide a natural vehicle for these advertisers to reach a loyal and lucrative customer base. Just a few examples of industries with leading brands endorsed by Hip-Hop personalities include: Automotive, Soft Drinks, Malt Beverages, Footwear, Beauty/Hygiene and others.

Magazine partnership. We intend to partner with Hip-Hop magazines that will enable the Company to advertise in proven print media outlets that hold strong appeal and have an established market position in the Hip-Hop segment. In addition to differentiating us from competing networks, packaging may allow the Company to generate significant advertising revenues at an earlier stage than is typically possible for standalone program networks.

Concentration in major markets. It is anticipated that the Company’s initial distribution will be concentrated in the country’s largest television markets. These markets are the highest priority for major advertisers, suggesting that the Company may be able to interest larger advertisers even in its early stages of development.

COMPETITIVE ENVIROMENT

Competitors to what the Company is offering include:

•
MTV Networks. Following its launch as the first video music network in 1981, Viacom subsidiary Music Television (MTV) changed the television landscape and ultimately the music industry. In 2009, MTV was among the most widely distributed cable networks, available to over 98 million homes. While still effectively targeting the 12-34 demographic, MTV has substantially changed its programming format in recent years to feature reality programming such as The Real World and other series’ such as the popular Pimp My Ride.

•
BET Networks. Black Entertainment Television (BET) launched in 1980. In 2009, BET was available to 90 million homes worldwide. BET provides a range of programming intended to reflect African-American culture, including educational programs, sports, public affairs and music content. Further, the popularity of BET’s music programming led the organization to develop BET Jazz – which is available to approximately over 11 million homes and features jazz videos, films and documentaries.

•
TV One. TV One targets African American adults (i.e., the 25-54 demographic) with a mix of lifestyle programming, classic series, movies, fashion and music content. With ownership including Radio One, Comcast and DIRECTV, TV One is estimated to have attained distribution to 18 million homes in its first year of operation, and is current available to 48 million households. This network reflects the subscription TV industry’s growing interest in enhancing its appeal to the African American market.

•
VH1 Networks. Also owned by Viacom, the VH1 family of networks provides a range of music video and music-centered programming – geared primarily to the 25-54 demographic. In 2009, VH1 was available to 97 million households.

•
FUSE. Owned by Rainbow Media, FUSE promoted itself as the “only all-music, viewer-influenced television network.” FUSE programming includes music videos, artist interviews, live concerts and specials that emphasize “alternative” rock. In certain respects, FUSE is suggestive of the potential for RHN – as a truly music-centered alternative to the MTV family, with a concentrated emphasis on the 12-34 demographic and a particular, popular music-based lifestyle.

The Company intends to differentiate itself through a full-time focus on Hip-Hop content, the range of its coverage of the Hip-Hop culture, its unique understanding of the Hip-Hop lifestyle that emanates from direct involvement in the industry, and its focus on delivering higher-quality, family-appropriate Hip-Hop content to a multi-generational demographic.

GOVERNMENT REGULATIONS

The scope of communications regulations to which we or our distributors are subject varies from country to country. Typically, video programming regulation in each of the countries in which we or our distributors operate or plan to operate requires that domestic broadcasters and platform providers secure certain licenses from the domestic communications authority. Additionally, most nations have communications legislation and regulations that set standards regarding program content and the content and scheduling of television advertisements. Most nations also have legislation and regulations that provide that a certain portion of programming carried by broadcasters or multi-channel video programming distributors be produced domestically and to some degree be sourced from domestic production companies that are independent of the distributor. Some jurisdictions in which we plan to operate have strict censorship of content, and prohibited content may vary substantially over time.

In most countries, communications regulations are generally subject to periodic and ongoing governmental review and legislative initiatives that may affect the nature of programming we are able to offer and the means by which it is distributed. For example, the U.S. Federal Communications Commission, or FCC, is considering expansion of the exclusivity ban on programmers affiliated with cable operators to programmers affiliated with satellite networks. Any such restrictions, if adopted, could adversely affect our ability to negotiate with satellite programming distributors should we become subject to any such rules. In addition, some policymakers maintain that cable and satellite operators should be required to offer programming to subscribers on a network-by-network, or á la carte, basis or to provide "family friendly" program tiers. The unbundling or tiering of program services could result in reduced subscriber households and advertising revenues and increased marketing expenses. The timing, scope or outcome of these reviews and initiatives could be unfavorable to us, and any changes to current communications legislation or regulations could require adjustments to our operations.

The laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims against other companies with online businesses similar to ours have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection, tort, unlawful activity, copyright or trademark infringement or other theories based on ads posted on a website and content generated by a website's users. Compliance with these laws is complex and may impose significant additional costs on us and restrictions on our business. Any failure to comply with these laws could subject us to significant liability.

EMPLOYEES

We currently have five full time employees. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 1A. RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated June 27, 2012, our independent auditors stated that our financial statements for the period from inception May 4, 2010 through March 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed in May, 2010 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

The absence of any significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to promote and sell our services. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.
We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We are a development stage company and are substantially dependent on a third party.

The Company is a development stage Company and is currently substantially dependent upon media content and distribution platforms licensed from The Real Hip-Hop Network Broadcast Corporation.. Moreover, since demand for our Hip-Hop content acquired has not, to the Company’s knowledge, been effectively addressed by others on a global basis, Management believes, but cannot assure, that it has an opportunity and both the capability and experience to be successful in its endeavor to generate revenues in its target markets.

We have no profitable operating history and May Never Achieve Profitability

From inception (May 4, 2010) through March 31, 2012, the Company has an accumulated deficiency during the development stage of $76,511 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise additional funds of at least $2 million for the advancement of its content distribution over the next three years it will lose its rights to the media content and distribution platforms. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $50,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $7,626,649 will be used for management, sales and marketing, $25,860,155 will be used for the TV network fees, an estimated $5,717,918 will be spent on finance closing, legal, accounting, rent and other payables and $7,179,041 will be spent on programming leaving $3,616,237 in reserve for increased working capital.

It’s estimated the minimum amount of capital the company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

The Company’s Management and its advisors lack meaningful experience in the marketing of the Licensed Media Content

In view of the fact that the marketing of the Company’s licensed media content the content is new and there are no known comparable models in the market, the Company lacks the specific experience to implement its Business Plan. While the Company will seek to obtain resources which will support its marketing activities, there is no assurance that this lack of experience will not negatively affect the Company’s implementation of its Business Plan and prospects for growth and ultimate success.

Dependence on our Management, without whose services Company business operations could cease.

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our officers and directors devote limited time to the Company’s business and are engaged in other business activities

At this time, four officers, two of them also directors devote their full-time attention to the Company’s business. Based upon the growth of the business, we would intend to employ additional management and staff. With only four fulltime devoted officers and directors the Company’s business could adversely affect the Company’s business operations and prospects for the future. Without a full-time devoted management team, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Concentrated control risks; shareholders could be unable to control or influence key corporate actions or effect changes in the Company’s board of directors or management.

Our current officers and directors control SSM Media Ventures who currently own 22,350,000 shares of our common stock, representing approximately 88.2% of the voting control of the Company. Our current officers and directors therefore have the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws.

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership.

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to March 31, 2012. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely affect our operations.

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our success is substantially dependent on general economic conditions and business trends, particularly in the natural products, a downturn of which could adversely affect our operations

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers and their continued willingness to work with us in the future. An overall decline in the demand for media content could cause a reduction in our sales and the Company could face a situation where it never achieve sales and thereby be forced to cease operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company four full-time employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We incur costs associated with SEC reporting compliance.

We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of March 31, 2012, 25,350,000 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by the Company may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. While we believe that our internal controls are adequate for our current level of operations, we believe that we may need to employ accounting additional staff as our operations ramp up. Additionally, our board of directors has not designated an Audit Committee and we do not presently have any outside directors. We intend to attract outside directors once the Company commences full operations, and to designate an Audit Committee from such outside directors. There is no guarantee that such projected actions will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.
We do not intend to pay cash dividends in the foreseeable future.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our common stock will be listed for trading.
The Company’s stock has not been approved for trading on the OTCBB or any other exchange and the Company has not contacted any market makers about applying on behalf of the Company. Therefore, there has not been any established trading market for our common stock and there is currently no market for our securities. Even if we are ultimately approved for trading on the OTC Bulletin Board (“OTCBB”), there can be no assurance as the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, (if ever) in our common

Our common stock is subject to the Penny Stock Regulations

Once it commences trading (if ever) our common stock will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no “market price” and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and may in the future be subject to price volatility unrelated to our operations.

Our common stock has no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock (if and when a market price is established) and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATED TO OUR INDUSTRY

We may experience significant fluctuations in our operating results due to a number of factors, which make our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our operating results fall below the expectations of investors or securities analysts or below the guidance, if any, we provide to the market, the price of our common stock could decline very substantially.
Factors that may affect our operating results include:

• changes in the level of our advertising revenue due to the loss of major advertisers, reductions in advertisers' budgets and delays in sales resulting from our failure to complete sales during advertisers' annual purchasing cycles or other factors;

• changes in our advertising rates as a result of low TV ratings, limited acceptance of our advertising model, increased competition, adverse economic conditions or other factors;

• our ability to enter into new distribution agreements that would result in the delivery of our programming to additional subscriber households in the United States and internationally;
• our loss of any distribution agreement or the failure of our existing distributors to maintain or increase the number of their subscriber households;

• changes in our affiliate revenue as a result of declines in the number of subscriber households, the loss of distributors or the impact of variable accounting for equity awards to distributors;
• our ability to attract and retain viewers of RHN TV and users of our website RHN.TV;

• changes in the costs we incur to support user-generated content and changes in the cost of acquiring content from third parties;
• our ability to develop, produce and broadcast in a timely manner new programming content that attracts our audience;

• our ability to hire, train and retain key personnel;
• the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

• the timing and success of new media offerings by our competitors and any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of advertising;

• network outages or security breaches;

• the timing of expenses related to any acquisitions and potential future charges for the impairment of goodwill resulting from such acquisitions; and
• general economic conditions that adversely affect advertising rates, the level of advertising or the number of subscriber households of existing and any future distributors.
Due to our limited operating history, we do not have an established system or extensive experience forecasting our future revenue, and we may be unsuccessful in doing so. Our operating expenses are based on our expectations of future revenue and are largely fixed in the short term. As such, any shortfall in revenue in a future period would directly and adversely affect our operating results.

Discrete events can have a significant impact on our revenue. Accordingly, quarterly revenue results may not be a meaningful indicator of future results.

Discrete events can have a significant impact on our revenue. Many advertisers purchase advertising on an annual basis. Accordingly, the level of our advertising sales during any annual sales cycle will significantly impact our future advertising revenue, regardless of the level of advertising before the annual sales cycle. In addition, our level of affiliate revenue will be significantly impacted by entering new or terminating existing distribution agreements, regardless of the level of affiliate revenue before any such change. Accordingly, revenue during any particular quarter may not be a good indicator of revenue in future quarters.

Our success depends on the popularity of our content offerings with our young adult audience. If we fail to engage young adults with our programming, our advertising revenue will not grow as anticipated, and could decline, and our ability to add new distributors would be adversely affected.

Young adults are demanding consumers of content and are subject to rapid and unpredictable changes in their interests and preferences. In addition, our programming competes with other entertainment offerings and activities, including fictional content offerings such as movies and large portions of traditional TV programming, the Internet and video games. If our programming does not engage young adults, advertising revenue will not grow as anticipated, and could decline, and our ability to add new distributors would be adversely affected.

We have an unproven media model that may not be successful.

Our media model is in the early stages of development and may not achieve broad acceptance by users and advertisers. For example, our TV advertising revenue per subscriber household is below the industry average, and our website was only recently launched and has not generated significant revenue to date. Although our TV network and website have achieved early success in attracting viewers, advertisers and industry awards, the media industry is undergoing rapid change and there is no assurance that these early successes will be lasting.

If we are unable to generate advertising revenue, our financial results and ability to grow our business will be adversely affected.

We have not yet achieved widespread adoption of our advertising model by advertisers. In addition, we have a relatively new advertising sales team, including a new head of sales, and we believe we need to hire additional qualified sales personnel to achieve our advertising sales objectives. If our sales team fails to sell advertising on RHN TV and our website RHN.TV our revenue and operating results will be adversely affected.

Our advertising revenue and business could be substantially harmed if we receive low TV ratings.

We currently are not rated for viewership by Nielsen Media Services in the United States or by other media rating agencies outside the United States and do not have any quantitative measurement of viewership. We expect to obtain viewership ratings from Nielsen Media Services in 2012 and may obtain ratings by other media rating agencies outside the United States thereafter. Historically, new television networks have received negligible ratings in the first several years in which they are rated. If we become rated and receive negligible ratings, advertisers may be less interested in sponsoring our content or paying rates consistent with our expectations, and our business, operating results and financial condition could be adversely affected.

Our advertising sales cycles are long and unpredictable, and our sales efforts require considerable time and expense and may not be successful. Many advertisers purchase advertising on an annual basis, which can delay our ability to generate advertising revenue.

Many advertisers undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We intend to spend substantial time and expense in our sales efforts without any assurance that our efforts will generate any sales. In addition, advertising decisions are frequently influenced by budget constraints, multiple approvals and unplanned administrative, processing and other delays. Moreover, because many advertisers purchase advertising on an annual basis, our ability to sell them advertising will be delayed by a year if we do not generate sales from them during a particular annual advertising sales cycle. If sales expected from a specific advertiser are not realized or are delayed, our business, operating results and financial condition would be adversely affected.

If we are unable to increase the number of subscriber households that receive our programming, we may be unable to increase our revenue as anticipated.

Growth of our affiliate fees depends upon:

• increasing the number of subscriber households by entering into new distribution agreements;
• increasing the number of subscriber households under existing agreements; and
• renewing existing and any new distribution agreements.

Entering into new distribution agreements is difficult and time-consuming, and there is no assurance that we will be able to enter into new, or renew existing, distribution agreements on acceptable terms, or at all, or that such agreements will not be terminated. Failure to deliver our programming to additional subscriber households would adversely affect our ability to increase affiliate fees and advertising revenue.

RHN.TV our website was only recently launched and is at an early stage of development. We have not generated s revenue from RHN.TV.

In August of 2011, we launched RHN.TV. We believe that the website will complement our TV network by extending our content offerings online, expanding the pool of potential content contributions to the TV network, helping build brand awareness, creating a second revenue-generating media platform and permitting a "two-screen" viewing experience. We expect that advertising revenue will constitute a significant portion of the revenue to be generated by RHNTV. To date we have realized no revenue from RHN.TV, and there can be no assurance that we will realize significant revenue or any other benefits from our website. Even if we initially attract advertisers to RHN.TV, they may decide not to advertise on our website if their objectives are not met, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, we have incurred and expect to continue to incur significant costs and have devoted and expect to continue to devote significant resources to develop and enhance our website. If we do not realize a sufficient return on this investment, our business, operating results and financial condition will be adversely affected.

We are subject to the risks of doing business outside the United States.

A key element of our growth strategy is to expand our international operations and provide our content offerings on a worldwide basis. Although our business has been designed to facilitate international expansion on a cost-effective basis, to date our TV network operates abroad only in a beta test mode. In connection with the launch of our programming in new markets, we incur significant capital expenditures and increases in operating expenses in advance of going live with our network and generating affiliate revenue. In addition, we have historically not actively pursued international advertising sales, and international advertising revenue to date has not been significant. We do not expect to generate advertising revenue in new markets until we have achieved market acceptance, and we generally expect advertising revenue, measured on a per subscriber household basis, will be lower in markets outside of the United States. As such, we expect that each launch of our programming in a new market will adversely affect our margins, at least for the short term. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In particular:

• we have very limited experience identifying and producing content designed to appeal to young adults in countries other than the United States;
• we may be unsuccessful in securing distribution agreements in countries outside the United States on favorable per subscriber household rates, if at all; and

• the programming and advertising models we have adopted in the United States may prove unsuccessful in attracting audiences and advertisers in other countries.
In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

• fluctuations in currency exchange rates;
• unexpected changes in foreign regulatory requirements;

• longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
• regulatory or contractual limitations on our ability to distribute our programming in certain international markets;

• difficulties and costs associated with managing and staffing international operations;
• failure to renew distribution agreements, which generally have shorter terms than distribution agreements in the United States;

• potentially adverse tax consequences, including restrictions on the repatriation of earnings;

• the burdens of complying with a wide variety of international laws and different technical, certification and legal standards, including local programming, advertising, censorship and other regulations;

• political, social and economic instability abroad, terrorist attacks and security concerns in general, including the impact of any such events on our employees or independent consultants working outside the United States;

• reduced or varied protection of intellectual property rights in some countries; and

• new and different sources of competition.
Any of these risks could negatively affect our international business and, consequently, our overall business, operating results and financial condition.

Our distribution agreements may contain "most favored nation" provisions that may inhibit our ability to acquire new distributors or result in lower fees per subscriber household or other adverse terms under existing agreements. In addition, our distribution agreements contain performance obligations and operating restrictions, and our business could be harmed if we fail to comply with them.

Our distribution agreements may contain "most favored nation" or "MFN" clauses, which are common in the cable television industry. These clauses typically provide that, in the event we enter into an agreement with another distributor with a lower net effective rate per subscriber household or otherwise on more favorable terms, these more favorable terms must be offered to the distributor holding the MFN right, subject to certain exceptions. As a result, MFN clauses may inhibit our ability to enter into new distribution agreements because they may adversely affect affiliate revenue or other rights under existing distribution agreements. However, the Company may choose to enter into a new distribution agreement at a lower per subscriber rate if the revenue from additional subscribers provided under such agreement would more than offset the decline in affiliate revenue under existing distribution agreements with MFN clauses. In addition, MFN clauses are often complex and require subjective interpretation. In the future, we may enter into distribution agreements with different rate structures than our current agreements, which could add further complexity and subjectivity to comparisons of net effective rates. We could be subject to disputes with our distributors over the interpretation or application of MFN clauses, the outcome of which could materially and adversely affect the terms of our distribution agreements and our business, operating results and financial condition. Further, as is customary, our distribution agreements contain numerous performance obligations and operating restrictions. For example, these agreements contain programming requirements and restrictions on content and, in some cases, on distribution of that content. Any failure to comply with these requirements and conditions in any distribution agreement could potentially result in reductions in subscriber fees or termination of the agreement, any of which could materially and adversely affect our business, operating results and financial condition.

Competition could reduce our revenue and prevent us from achieving or maintaining profitability.

We face significant competition in both the cable television and online markets in which we operate. RNT TV will compete with other television networks that target young adults. These networks include Comedy Central, Fuse, G4, MTV, Spike TV and other major cable networks that are owned by large media conglomerates, such as Comcast, Disney, Time Warner and Viacom. Current.com faces competition from companies that are consumer destination websites, such as AOL, Google, MSN and Yahoo!, online video aggregators, such as Hulu and YouTube, and news and social network platforms, such as del.icio.us, digg.com, Facebook and MySpace.

We believe that the principal competitive factors affecting RHN TV and RHN.TV include the following:

• ability to attract and retain the young adult audience;
• quality and reliability of programming;
• the number of subscriber households that receive RHN TV and its placement on distributors' service tiers;
• ability to engage seamlessly with audiences across multiple platforms;
• relevance of content;
• quality and breadth of content library;
• brand recognition and reputation;
• relationships with new and innovative content creators and producers; and
• services for, and relationships with, advertisers.

Some of our future competitors have significantly greater financial, technical, marketing and other resources than we do, enjoy greater name recognition than we do or may have more experience or advantages than we have in the markets in which we compete. For example, companies such as Viacom and Yahoo! may have competitive advantages over us because of their greater size and resources. If we are unable to compete effectively, we could suffer reductions in our viewing audience, declines in advertising revenue, additional obstacles to entering into new distribution agreements, loss of content providers and other harmful effects, any of which would adversely affect our business, operating results and financial condition.

If we fail to develop and maintain brand awareness, our business would suffer.

We believe that developing and maintaining brand awareness in a cost-effective manner is critical to achieving increased viewership of our programming, generating higher advertising revenue and entering into new distribution agreements that expand the number of subscriber households we reach. Our brand promotion activities may not achieve any of these objectives, and even if they do, any resulting increase in revenue may not offset the expense we incur in building our brand. If we fail to promote and maintain our brand, our business, operating results and financial condition would be adversely affected.

Our success will depend on key relationships with content partners.

Obtaining content from third parties is important to our business, if we were unable to obtain content from content partners or other third parties, or if the terms upon which we obtain such content are less favorable to us in the future, our business, operating results and financial condition could be adversely affected.

We may expand through acquisitions, which may divert our management's attention and result in unexpected operating difficulties, increased costs and dilution to our stockholders.

We may acquire complementary businesses, distribution rights, content and other assets. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in integrating acquisitions, especially if the key personnel of the acquired assets choose not to work for us, and we may have difficulty retaining advertisers and distributors due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may be required to use a substantial amount of our cash, issue equity securities or incur or assume indebtedness to complete an acquisition, which could deplete our cash reserves, dilute our existing stockholders and adversely affect the market price of our common stock. If we incur debt to pay for any acquisition, such indebtedness may include covenants that restrict our operations and would result in additional interest expense that would adversely affect our operating results. We cannot assure you that the anticipated benefits of any acquisition would be realized or that we would not be exposed to unknown liabilities. In addition, acquisitions may negatively impact our results of operations and financial condition because we may incur additional expenses relating to one time charges, writedowns or tax-related expenses.

Our business will suffer if our systems or networks fail, become unavailable or perform poorly.

Our ability to operate our RHN TV and RHN.TV depends on the continued operation of our information systems and networks. As we grow our business, we will need more computing power. This expansion will be expensive and complex. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, our users' experience could be adversely affected. In addition, our distributor agreements require us to maintain our television network on the air, and if we fail to do so we could be in breach of these contracts. Failure of our systems or networks would adversely affect our business, operating results and financial condition.

If our third-party suppliers fail to provide us with network infrastructure services on a timely basis, our costs could increase and our operations and growth could be hindered.

We rely on third parties to supply key network infrastructure services, including uplink, playback, transmission and satellite services, which are available only from limited sources. We have occasionally experienced delays and other problems in receiving communications equipment, services and facilities and may, in the future, be unable to obtain such services, equipment or facilities on the scale and within the time frames required by us on terms we find acceptable, or at all. If we are unable to obtain, or if we experience a delay in the delivery of, such services, we may be forced to incur significant unanticipated expenses to secure alternative suppliers or adjust our operations, which could materially and adversely affect our business, operating results and financial condition.

Security breaches could impair our TV network and website.

Our TV network and website infrastructure is subject to risks of security breaches and viruses that could impair or shut down our TV network and website. Any interruption of our service offerings could seriously harm our business, operating results and financial condition.

Our TV network and website may be interrupted and we may incur significant losses in the event of an earthquake or other catastrophic event.

Key portions of our production, broadcast and data storage platform for our TV network and the facilities for operating our website are located in Northern and Southern California, regions known for seismic activity. A significant earthquake or other catastrophic event in either of these regions could interrupt all or a portion of the services offered on our TV network or website, perhaps for an extended period of time, and result in significant losses, particularly if we are required to replace significant portions of our facilities or relocate to other sites. As a result, any such event could seriously harm our business, operating results and financial condition.

New distribution technologies may fundamentally change the way programming is distributed and our inability to adapt to them may adversely affect our business.

The advent of digital technology is likely to accelerate the convergence of broadcast, telecommunications, Internet and other media and could result in material changes in the economics, regulations, intellectual property usage and technical platforms on which our business relies. These changes could fundamentally affect the scale, source and volatility of our current and anticipated revenue streams and cost structures, and may require us to significantly change our operations. There is a significant risk that our business and prospects will be harmed by these changes or that we will not identify or adapt to them as quickly as our competitors do. If we fail to adapt, our business, operating results and financial condition may be materially and adversely affected.

We will continue to have to adapt to technological change. We may not be successful or may have to incur significant expenditures to adapt to technological change.

The media industry has been, and is likely to continue to be, subject to rapid and significant technological change. We expect that new technologies will emerge that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards. For example, we may incur significant expenditures if we decide to transition to high-definition broadcasting in the future. In addition, we rely in part on third parties for the development of, and access to, communications and network technology. As a result, we may be unable to obtain access to new technology on a timely basis, in a cost-effective manner or on satisfactory terms. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, our business, operating results and financial condition could be materially and adversely affected.

The expansion of digital distribution in our markets may increase competition for viewers, ratings and related advertising revenue.

The increased capacity of digital distribution platforms, including the introduction of digital terrestrial television, could reduce the number of subscribers for cable and satellite TV or lower barriers to entry for competing channels, and as a result adversely impact our anticipated operating results and market position. A greater number of channels would increase competition for distributors, viewers and advertisers, which could affect our ability to attract advertising and new distribution at desired pricing levels, if at all, and could therefore hinder or prevent our growth.

If a recession were to occur, it would likely materially and adversely affect our business.

Many economists are now predicting that the United States and, possibly, the global economy, may enter into a deeper recession as a result of the credit crisis and a variety of other factors. If a deeper recession were to occur, cable, satellite and telecommunications distributors would likely experience a decline in the number of subscriber households, and advertisers would likely decrease their advertising spending on television and other media channels. As a result, if a recession were to occur, it would likely have a material adverse effect upon our business, operating results and financial condition.

Applicable government regulations could harm our business.

The scope of communications regulations to which we or our distributors are subject varies from country to country. Typically, video programming regulation in each of the countries in which we or our distributors operate or plan to operate requires that domestic broadcasters and platform providers secure certain licenses from the domestic communications authority. Additionally, most nations have communications legislation and regulations that set standards regarding program content and the content and scheduling of television advertisements. Most nations also have legislation and regulations that provide that a certain portion of programming carried by broadcasters or multi-channel video programming distributors be produced domestically and to some degree be sourced from domestic production companies that are independent of the distributor. Some jurisdictions in which we plan to operate have strict censorship of content, and prohibited content may vary substantially over time.

These regulations could harm our business by impacting us or our distributors. For example, the Communications Act of 1934 (the "Communications Act"), includes provisions that preclude cable operators affiliated with video programmers from favoring their programmers over competitors and effectively preclude such programmers from selling their programming exclusively to cable operators. We are currently subject to these so-called program access rules because some of our affiliates own equity interests in our company. As a result, our flexibility to negotiate the most favorable terms available for our content may be limited.

In most countries, communications regulations are generally subject to periodic and ongoing governmental review and legislative initiatives that may affect the nature of programming we are able to offer and the means by which it is distributed. For example, the U.S. Federal Communications Commission, or FCC, is considering expansion of the exclusivity ban on programmers affiliated with cable operators to programmers affiliated with satellite networks. Any such restrictions, if adopted, could adversely affect our ability to negotiate with satellite programming distributors should we become subject to any such rules. In addition, some policymakers maintain that cable and satellite operators should be required to offer programming to subscribers on a network-by-network, or á la carte, basis or to provide "family friendly" program tiers. The unbundling or tiering of program services could result in reduced subscriber households and advertising revenues and increased marketing expenses. The timing, scope or outcome of these reviews and initiatives could be unfavorable to us, and any changes to current communications legislation or regulations could require adjustments to our operations.

The laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims against other companies with online businesses similar to ours have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection, tort, unlawful activity, copyright or trademark infringement or other theories based on ads posted on a website and content generated by a website's users. Compliance with these laws is complex and may impose significant additional costs on us and restrictions on our business. Any failure to comply with these laws could subject us to significant liability.

Piracy of our intellectual property and other content, including digital and Internet piracy, may decrease revenue received from the exploitation of our content and adversely affect our business and profitability.

The success of our business depends in part on our ability to defend the intellectual property rights to our content. Piracy of television programming and video content as well as other intellectual property is prevalent in many parts of the world. In addition, digital technology facilitates the creation, transmission and sharing of high quality unauthorized copies of video and other content. The proliferation of unauthorized copies and piracy of our content may have a material and adverse effect on our business, operating results and financial condition.

Alleged infringement of the intellectual property of others may cause third parties to sue us or could harm our reputation with advertisers and other partners.

There is considerable patent, copyright and other intellectual property development activity in the media industry. Our success depends upon our not infringing the intellectual property or equivalent rights of others in the United States or abroad. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property or equivalent rights relating to our business. From time to time, third parties may claim that we are infringing their intellectual property or equivalent rights, and we may be found to be infringing such rights. For example, we have been sued in the past and may be sued in the future by third parties, alleging that our use of the name "Current" infringes their trademarks, and seeking to enjoin us from using the name "Current" and to recover unspecified monetary damages. Although we have not received an adverse outcome to date, we could in the future incur significant defense costs, be required to stop using the name "Current," pay significant damages and suffer diversion of the attention of our senior management from the operations of our business. In addition, we may be unaware of the intellectual property rights of others, such as patent or trade secret rights, that may cover some or all of our technology or business methods. We have also been asked and from time to time may be asked in the future by content owners to stop the display or hosting of copyrighted materials on Current.com pursuant to the Digital Millennium Copyright Act.

In addition, content providers may claim that we are contributorily or vicariously liable for the use of our technology or website to infringe the content providers' copyrights. Third parties may file trademark and other claims against us for use or misuse of their intellectual property in advertising on our website or television programs. We have responded and will continue to promptly respond to Digital Millennium Copyright Act takedown notices or complaints alleging that we are providing unauthorized access to copyrighted content. Nevertheless, we cannot guarantee that infringing content will not exist on our website, or in listings on links from our website, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Furthermore, compliance with the Digital Millennium Copyright Act limits monetary damages but does not limit equitable remedies such as injunctions.

Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from providing content or utilizing technology methods, require that we comply with other unfavorable terms, or hurt our reputation with advertisers, distributors and other partners. Any of these outcomes could seriously harm our business. Even if we were to prevail, any litigation regarding intellectual property could be costly and time-consuming, divert the attention of our management and key personnel from our business operations and materially and adversely affect our business, operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 1840 Gateway drive, Suite 200, Foster City, CA 94404.  The Company’s telephone number is 650-283-2653.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of March 31, 2012, there were two (2) holders of record of our common stock and a total of 25,350,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

To date, the Company has not paid any dividends. The Company does not intend to pay dividends in the foreseeable future, as the Company plans to retain its funds for operating purposes.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion includes forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made which are not purely historical are forward-looking, and are based upon current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated or implied in these forward-looking statements as a result of a number of factors, including those set forth In Item 1A -“Risk Factors” of this Annual Report on Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operation

The Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers. The Company also intends use its broadband and digital platforms to deliver video streaming content to gaming systems that include: X-BOX 360, NINTENDO Wii, and PLAYSTATION 3. RHN has beta tested the delivery of live streaming version of its video content online and on RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). The RHN will continue to beta test in the United States (“US”) with an estimated audience of 3 million households until the Company can launch commercially through national subscription TV that is estimated to be the fall of 2012. RHN assigned the Company distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. RHN has also assigned a term sheets to the Company to launch on the DISH Network which could give access to another estimated 14 million subscribers. In addition, RHN has identified and negotiated Local Marketing Agreements (LMA) to carry the network with additional Low Power Television Stations in (21) major and secondary markets outlined in the distribution and marketing section below which could add an additional 37 million households. The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined below.

On August 3, 2011, Accelerated Acquisitions XII (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the content and any additions thereto—although the License includes the Company’s right to utilize such additions. The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement. In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying distribution and commercialization expenses related to the media content. In addition, the Company is required to fund certain specified expenses related to the distribution of the media content as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed: If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.

The Company is an emerging growth company that has licensed media content and distribution platforms to entry into a unique business of providing intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. We will continue to acquire media content as well as internally develop content with the goal of informing and enriching our young adult audience and encouraging their participation across platforms. The Company will operate a television network, The Real Hip-Hop Network (“RHN”), a website, RHN.TV, and RHN Mobile that will distribute media content to mobile devices.

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise additional funds of at least $2 million for the advancement of its content distribution over the next three years it will lose its rights to the media content and distribution platforms. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $50,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. The Company therefore intends to raise an aggregate of $50 million in 2012 and 2013, the proceeds of which would be utilized as follows:

Management, Business Development and related expenses:

Management 1	$2,479,177

Business Development 2	$4,084,832

TV Network expenditures:

Network License Fees	$25,860,155

Programming and Production	$7,179,041

Other expenditures:

Advertising and Public Relations	$1,062,640

Rent and other payables	$999,918

Finance closing cost, legal, accounting	$4,718,000

Increase in Working Capital	$3,616,237

Total Use of Proceeds	$50,000,000

(1) Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (6) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(2) Compensation for an estimated domestic and international marketing staff ramping up to 16 full-time-equivalent (FTE) business development (marketing) employees over a two-year time frame. Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes. This also includes the marketing cost.

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for the distribution of media content and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the ne twelve months is $1 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required

Going Concern

We were a shell company from May 4, 2010 until our entry into the media content distribution business in August 15, 2011. We have incurred net losses of approximately $76,511 since inception through March 31, 2012. At March 31, 2011 we had approximately $24 in cash and approximately $0 other assets and our total liabilities were approximately $72,150. The report of our independent registered public accounting firm on our financial statements from inception through March 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $76,511 through March 31, 2012. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended March 31, 2012. In addition, we expect to incur research and development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of only $24. There were no other assets, and accrued expenses were approximately $76,511, all due to Accelerated Venture Partners, LLC, or AVP, a related party. We had a stockholders’ deficit of approximately $72,126 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelerated Acquisition XII, Inc. until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of the Company, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $50,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It estimated the minimum amount of capital the company needs to raise over the next twelve months is $2 million to continue operations.  There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $800,000 is due to AVP upon our securing $10 million in available cash from funding, and an additional $800,000 is due upon our securing $20 million in available cash from funding (inclusive of the first $10 million). The cash compensation is to be paid to AVP at the rate of $66,667 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $2,400,000 unless we receive an amount of funding in excess of $30 million. If we receive equity or debt financing that is an amount less than $10 million, in between $10 million and $30 million, or greater than $30 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

We plan to measure our future liquidity primarily by the cash and working capital available to fund our operations, if do not have enough capital available to fund our operations, as stated above. We will not be able to commercialize our products without additional capital. We are evaluating various means of raising our initial capital, including through the sale of equity securities, licensing agreements or other means. We expect to incur losses for at least several years into the future as we develop our products and we are unable to estimate when, if ever, we will receive revenue or have a positive cash flow.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Stock-Based Compensation

We plan to account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value will be recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock option, generally four years for employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For the Company in particular, our stock has never traded and therefore it will be difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in any of the assumptions required to estimate the fair value, particularly the estimated value of the underlying stock and the estimated volatility, as well as the estimated term of the options, can materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock options, and these expenses are not adjusted to the actual amounts, if any, realized by the stock option recipients. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Revenue Recognition

The Company plans to recognize revenues, if any are earned, when the Company’s performance requirements have been fulfilled, the amount is fixed and determinable, and collection is reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when the Company or a third-party fulfills the development milestone requirements and collection is assured. The Company expects that future royalty revenue, if any, would be recorded when payments are received, since the Company does not expect that it will be able to reasonably estimate the sales upon which the royalties are based.

If the Company enters into revenue arrangements with multiple components, the Company expects to divide the components into separate units of accounting if specified criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Recent Accounting Pronouncements

We recently commenced our operations and do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-

ACCELERATED ACQUISITION XII, INC.

- INDEX TO FINANCIAL STATEMENTS -

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Accelerated Acquisition XII, Inc.

I have audited the accompanying balance sheet of Accelerated Acquisition XII, Inc. as of March 31, 2012  and March 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (May 4, 2010) through March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. I was not engaged to perform an audit of the Company’s internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisition XII, Inc. at March 31, 2012, and the results of its operations and its cash flows for the period from inception (May 4, 2010) through March 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has limited cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Peter Messineo, CPA
Palm Harbor, Florida
June 27, 2012

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24	$200

TOTAL ASSETS	$24	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	$72,150	0

TOTAL LIABILITIES	$72,150	0

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,350,000 shares issued and outstanding	2,535	500

Additional paid-in capital	1,850	1500
Deficit accumulated during the development stage	(76,511)	(1,800)
TOTAL STOCKHOLDERS 'DEFICIT	(72,126)	200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24	$200

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			May 4,
			2010
			(Inception)
	Year ended	Year ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-
Operating expenses:
General and administrative	$74,711	$1,800	$76,511

Operating loss	$74,711	$1,800	$76,511

Net loss	$(74,711)	$(1,800)	$(76,511)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,392,486	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance prior to inception	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, May 4, 2010 at $.0004 per share	5,000,000	500	1,500	—	2,000

Net loss / comprehensive loss	—	—	—	(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 13, 2011 at $.0001 per share	(3,500,000)	(350)	350	----	----

Issuance of common stock under stock option granted to founder for consulting services, July 16, 2011 at $.0001 per share	1,500,000	150	----	----	150

Issuance of common stock under subscription agreement with SSM Media Ventures, July 13, 2011 at $.0001 per share	22,350,000	2,235	----	----	2,235
Net loss / comprehensive loss	—	—	—	(76,511)	(76,511)
Balances at March 31, 2012	25,350,000	$2,535	$1,850	$(76,511)	$(72,126)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	March 31, 2012	March 31, 2011	Inception (May 4, 2010) through March 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(74,711)	$(2,000)	$(76,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	72,150		72,150
Stock-based compensation	---	—	----
Net cash used in operating activities	(2,561)	(2,000)	(4,361)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,385	2,000	4,385

Net increase (decrease) in cash and cash equivalents	(176)	200	24

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$24	$200	$24

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Accelerated Acquisition XII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010. The Company was formed as a “shell company” with no operations while it sought new business opportunities. On August 15, 2011, the Company entered into a licensing agreement pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

As a result of entering into the licensing agreement and undertaking efforts into the development deployment of its products, the Company ceased to be a shell company.  The Company operates in one reportable business segment, the development and commercialization of products to improve media content.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to its products.

 Going Concern

We were a shell company from May 4, 2010 until our entry into the media content distribution business in August 15, 2011. We have incurred net losses of approximately $76,551 since inception through March 31, 2012. At March 31, 2012 we had approximately $24 in cash and approximately $0 other assets and our total liabilities were approximately $72,150. The report of our independent registered public accounting firm on our financial statements from inception through March 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimates.

Cash Equivalents and Investments

The Company considers all securities which are highly liquid and purchased with original maturities of 90 days or less to be cash equivalents. Securities which the Company does not intend to hold to maturity generally will be classified as available-for-sale securities and carried at estimated fair value based on available market information, with unrealized gains and losses to be reported as a component of accumulated other comprehensive income in stockholders’ equity. A decline in the market value of a security below its cost that is deemed to be other-than-temporary will be charged to earnings. Realized gains and losses, amortization of premiums, accretion of discounts and earned interest will be included in interest income. The cost of securities when sold will be based upon specific identification.

Fair Value of Financial Instruments

The fair value of financial instruments, including cash, cash equivalents and accrued liabilities, is representative of their respective fair values due to their short maturities.

Property and Equipment

Property and equipment will be stated at cost, less accumulated depreciation and amortization. Depreciation and amortization will be calculated on a straight-line basis over the estimated useful lives of the respective assets.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

Impairment of Long-Lived Assets

The Company will review long-lived assets for impairment whenever events or changes in business circumstances would indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when future estimated cash flows expected to result from the use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss would be based on the excess of the carrying value over its respective fair value. Through March 31, 2012, the Company had not acquired any long-lived assets and had not recorded any impairment losses.

Stock-Based Compensation

Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized into the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

Comprehensive loss

Components of other comprehensive loss (which are not included in net loss) are included as part of total comprehensive loss. For the period presented, comprehensive loss is the same as net loss and has been included in the statement of stockholders’ deficit.

Operating Leases

The Company plans to recognize rental expense on a straight-line basis over the term of each operating lease.

Revenue Recognition

The Company plans to recognize revenues, if any are earned, when the Company’s performance requirements have been fulfilled, the amount is fixed and determinable, and collection is reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when the Company or a third-party fulfills the development milestone requirements and collection is assured. The Company expects that future royalty revenue, if any, would be recorded when payments are received, since the Company does not expect that it will be able to reasonably estimate the sales upon which the royalties are based.

If the Company enters into revenue arrangements with multiple components, the Company expects to divide the components into separate units of accounting if specified criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Net Loss per Share

Net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Because the Company has not reported net income, the net loss position of the Company results in basic and diluted net loss per share being the same; conversely, if the company had reported net income, the impact of potentially dilutive securities would have reduced the net income per share.

Income Taxes

The Company uses the liability method of accounting for income taxes, and determines deferred tax assets and liabilities based on differences between the financial and tax reporting basis of assets and liabilities. The Company measures these assets and liabilities using enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. Because the realization of any deferred tax assets will be dependent upon future earnings, and the Company’s future earnings are uncertain, the Company expects that its net deferred tax assets will be fully offset by a valuation allowance. The Company plans to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which have not yet been adopted that the Company believes are likely to have a material impact on its financial position or results of operations.

Note 2. Stock and Stock Transactions

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s Board of Directors has the ability to determine the rights and preferences of any series of preferred stock issued. There are no shares of preferred stock currently issued or outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share.

At inception (May 4, 2010), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

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

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Real Hip-Hop Network, Inc.”.

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

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

As of March 31, 2012, there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 68,672,500 shares of common stock available for future issuance.

Note 3. Stock-Based Compensation

The Company has adopted a stock-based compensation plan for its employees, directors and consultants, which provide for the grant of stock awards to defined service providers of the Company. As of March 31, 2012, the Company had not issued any equity awards under the plan and, accordingly, no compensation expense has been recognized.

Note 4. Income Taxes

There is no provision for income taxes for the period ended March 31, 2012 because the Company has incurred net operating losses since inception. The ultimate realization of any deferred tax assets is dependent upon the generation of future taxable income. In assessing its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s limited operations, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against its deferred tax assets. Deferred tax assets, before consideration of the valuation allowance, consist solely of $25,000 in net operating loss carryforwards ($20,000 federal and $5,000 state).

The Company’s federal net operating loss carryfowards of $69,000 and state net operating loss carryforwards of $76,000 will expire in the Company’s fiscal year ending March 31, 2031. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company believes such an ownership change occurred with the sale of common stock to SSM Media Ventures on July 16, 2011, although the effect on the Company’s income taxes is expected to be immaterial due to the minimal net loss incurred through that date. Future ownership changes may result in additional annual limitations of NOL carryforwards and R&D credit carryforwards, if any are generated before the ownership change.

As of March 31, 2012, there were no unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the one period presented, and there is no tax examination currently in progress.

Note 5. License Agreement

On August 15, 2011, Accelerated Acquisitions XII (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the content and any additions thereto—although the License includes the Company’s right to utilize such additions. The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement.

Note 6. Related Party Transactions

The Company acquired the media content and distribution platform rights from the Licensor, a company based in Washington D.C. that will continue its business of media content development and be a third party media content supplier to the Company, Atonn Muhammad is the founder and President of Licensor and has been President, Chief Executive Officer (CEO) and director of the Company since July 16, 2011. Mr. Muhammad is also the President and CEO and shareholder of SSM Media Ventures, Inc. that owns 22,350,000 shares of the Company’s outstanding common stock, representing an 88.2% ownership interest in the Company. SSM Media Ventures purchased its shares in the Company on July 16, 2011 as disclosed in a Form 8-K filed on July 19, 2011. There were no other agreements between the Company and SSM Media Ventures prior to the Share Purchase Agreement entered into on July 16, 2011.

ACCELERATED ACQUISITION XII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2012, the Company paid $1,800 cash to AVP and accrued $72,150 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

Note 7. Commitments and Contingencies

Under the terms of the Licensing Agreement, the Company has agreed to pay the Licensor one percent (1%) of any royalties received if the Company grants any third parties royalty-bearing licenses to the content or distribution platforms. In addition, the Company has agreed to pay Licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the content or distribution platforms by the Company. In order to retain its rights, the Company must receive revenues or fund a minimum of $2 million in qualified Content distribution and commercialization expenses before the third anniversary of the Licensing Agreement (at least $0.5 million of which must be before the first anniversary of the Licensing Agreement and at least $1 million of which must be before the second anniversary of the Licensing Agreement).

On July 18, 2011, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $800,000 is due consultant upon the achievement of Milestone 1, $800,000 upon the achievement of Milestone 2 and $800,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $2,400,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

As permitted under Delaware law and in accordance with its Bylaws, the Company indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2012.

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

Note 8. Subsequent Events

On June 6, 2012 the Company fully vested 1,500,000 shares of common stock issued to AVP on July 18, 2011, when the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Furthermore, the Company issued AVP 3,800,000 shares of common stock at a par value of .0001 per share to AVP as an incentive to continued services.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2012, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Position

Atonn F. Muhammad	38	Chief Executive Officer, Chairman
Alvin Butler, Jr.	31	Chief Financial Officer, Treasurer
Matthew Anderson	28	Chief of Staff, Secretary, Director
Aquil Muhammad	60	Chief Security Officer, Vice-Chairman

Atonn F. Muhammad - Chief Executive Officer, Chairman
Mr. Muhammad is Chief Executive Officer and Chairman of the Company since July 16, 2011 and is a seasoned, successful entrepreneur with strong, deep ties to the television programming and music industries and communities. He continues to hold the position as CEO at Real Hip-Hop Network Broadcast Corporation that he has held since 2003. Mr. Muhammad is also the co-founder and CEO of SSM Media Ventures, Inc, from 2008 to 2011. Prior to the inception of SSM Media Ventures, Inc and Real Hip-Hop Network Broadcast Corporation, Mr. Muhammad was a Financial Advisor with Morgan Stanley from 2000 to 2001. Mr. Muhammad was also the co-founder and CEO of SSM Media and Entertainment Group, Inc, from 2000 to 2003. SSM Media was telecommunications media firm created to provide television programming services to diverse, global markets through satellite and cable distribution. Prior to SSM Media and Entertainment Group, Inc, he was the CEO of RAAMM Enterprises, Inc., a successful concert promotions company that he was with from 1993 to 1998.

Mr. Muhammad has been featured on CNN/CNN Headline News/ BET/ The Hollywood Reporter and Billboard magazine. Mr. Muhammad has been making waves in the industry through his efforts to debunk the commonly held image of Hip-Hop being associated with misogyny, excessive violence, and Pimp culture. He has been on speaking tours with Bill Cosby and has gone all across this country spreading his message. He was educated at the University of Miami and was a running back for the school’s nationally acclaimed football team.

Alvin Butler, Jr. – Chief Financial Officer, Treasurer
Mr. Butler Chief Financial Officer and Treasurer of the Company since July 16, 2011 and has a strong background in financial management. Prior joining the Company Mr. Butler was CFO at SSM Media ventures from 2007 to 2011.to his role was to maintain the financial stability of SSM and all of its properties worldwide. As SSM Media Ventures, Inc. expanded its reach Mr. Butler ensured that funds were allocated and managed appropriately for the success of the companies. Mr. Butler also regularly communicated with shareholders and secured key partnerships with other financial experts and industry specialist to ensure success. Mr. Butler also was the Chief Financial Officer of American Home Investment Group, Inc. from 2000 to 2005 where he led and arranged the funding for several key acquisitions. Mr. Butler has played a key role in many development projects including real estate, media, and global commerce. Mr. Butler has a passion for financial systems and management and business development.

Matthew Anderson - Chief of Staff, Secretary, Director
Mr. Anderson is Chief of Staff and Secretary of the Company since July16, 2011, and is an experienced entrepreneur and business leader. Prior to joining the Company he was Chief of Staff at Real Hip-Hop Network Broadcast Corporation from 2007 to 2011 where he facilitated key partnerships and business opportunities. He was also the former President/CEO of American Home Investment Group, Inc. from 2005 to 2008 which specialized in acquiring and developing commercial and residential real estate projects where the deal sizes ranged from a few million up to eighty million dollars. Prior to American Home Investment Group, Inc Mr. Anderson was an Operations Manager with United Parcel Service from 2000 to 2004.

Aquil Muhammad – Chief Security Officer, Vice Chairman
Mr. Muhammad is Chief Security Officer and Vice Chairman of the Company since July 16, 2011, and has been Chief Security Officer of Real Hip-Hop Network Broadcast Corporation since 2003. Prior to Real Hip-Hop Network Broadcast Corporation Mr. Muhammad founded Star-Brite Security and was CEO from 1997 to 2003, one of Washington D.C.’s largest security companies. Mr. Muhammad was also Founder and CEO of NOI Security from 1991 to 1996. He has advised many large companies and organizations on security, internal controls and compliance. Mr. Muhammad’s role with the Company as Vice Chairman/Chief Security Officer is to advise the CEO on security, compliance, policy and procedures.

Timothy J. Neher
Founder, President, Secretary, Treasurer and sole director of the Company from its founding in May 2010 through July 16, 2011 when Mr. Neher resigned his positions. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007 and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies: Accelerated Acquisitions XIII, Inc., Accelerated Acquisitions XIV, Inc. and director of Virolab a public reporting company since May of 2010. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007. Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

On May 4, 2010, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC controlled by Timothy Neher for an aggregate investment of $2,000.00. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On July 18, 2011 the Company entered into a Consulting Services Agreement with Accelerated Venture Partners, LLC described in the “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” section below. Mr. Neher had no prior relationship SSM Media Ventures or Real Hip-Hop Network Broadcast Corporationor any involvement in facilitating the License Agreement between the Company and The Real Hip-Hop Network, LLC.

There are no family relationships between our officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Board Committees

Due to the small size of our current Board of Directors, the Board has not established any committees and the full Board fulfills the responsibilities traditionally delegated to an audit committee, compensation committee, nominating committee and/or corporate governance committee. As the Board size grows and the Company increases its level of operations, the Board will consider delegating various responsibilities to committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2011.

 ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2012 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2012:

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding from inception May 4, 2010 through March 31, 2012:

None

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received any compensation for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2012, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

SSM Media Ventures	22,350,000	88.8%
1020 19th Street, Suite 525 Washington, D.C. 20036 (3)

Accelerated Venture Partners, LLC
1840 Gateway Drive, Suite 200
Foster City CA, 94404 (4)	3,000,000	11.2%

Timothy Neher (5)	3,000,000	11.2%
Matthew Anderson, Chief of Staff, Secretary, Director	-	-
Aquil Muhammad, Vice Chairman	-	-

Directors and Executive Officers as a group	25,350,000	100%

___________

(1) This table is based upon 25,350,000 shares issued and outstanding as August 15, 2011.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3) Atonn F. Muhammad is founder and Managing Partner of SSM Media Ventures, LLC and holds voting and dispositive power for these shares.

(4) Shares are owned directly by Accelerated Venture Partners, LLC. Timothy Neher, is Managing Partner of Accelerated Venture Partners and holds voting and dispositive power for these shares.

(5) Timothy Neher is founder and Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2012, the Board consisted of Atonn F. Muhammad, Matthew Anderson and Aquil Muhammad. The Board has determined that none of the members are independent director as defined by the rules of The Nasdaq Stock Market.

Related Party Transaction Review and Approval

We have entered into indemnification agreement with our director for the indemnification of them to the fullest extent permitted by law. The indemnification agreements also allow advancement of expenses to the directors.

Our Board of Directors has not adopted formal policies and procedures for the review and approval of related party transactions. Our Board of Directors has reviewed and approved the material terms of our related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended March 31, 2011 and March 31, 2012. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $1,800 for review of quarterly reports and audit of the Company’s financial statements for the period ended March 31, 2012.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended March 31, 2012. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2012 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	7/26/2010
3.2	Bylaws of the Company	10	3.2	7/26/2010
10.1	Subscription Agreement for sale of common stock to SSM Media Ventures, dated as of July 16, 2011	8-K	10.1	7/19/2011

10.2	Letter dated July 16, 2010 from Accelerated Venture Partners to Accelerated Acquisitions XII, Inc. regarding the tender of shares for cancellation.	8-K	10.2	7/19/2011
10.3	Letter of resignation tendered by Timothy Neher on July 16, 2011.	8-K	10.3	7/19/2011
10.4	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of July 18, 2011	8-K	10.4	7/19/2011

10.5	License Agreement by and among the Company and the Real Hip-Hop Network Broadcast Corporation dated August 15, 2011	8-K	10.1	8/15/2011
10.6	2011 Employee, Director and Consultant Stock Plan *	10-K	10.6	7/14/2011
24.1	Powers of Attorney. (Contained on Signature Page)				x
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101	XBRL Documents				x

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accelerated Acquisitions XII, Inc.

	By:	/ S / Atonn F. Muhammad
Dated: June 27, 2012		Atonn F. Muhammad Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Atonn F. Muhammad as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Atonn F. Muhammad Atonn F. Muhammad	Chief Executive Officer (Principal Executive Officer)	June 27, 2012

/ S / Atonn F. Muhammad Atonn F. Muhammad	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2012

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Atonn F. Muhammad, Chief Executive Officer, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Accelerated Acquisitions XII, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 27, 2012 /s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Atonn F. Muhammad, Chief Financial Officer, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Accelerated Acquisitions XII, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

June 27, 2012 /s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Accelerated Acquisitions XII, Inc. (the Company) on Form 10-K for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Annual Report) and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted), Atonn F. Muhammad, the Chief Executive Officer and Chief Financial Officer of the Company, each hereby certifies that, to the best of his knowledge:

1. The Company’s Annual Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition of the Company at the end of the periods covered by the Annual Report and the results of operations of the Company for the periods covered by the Annual Report.

June 27, 2012

/ S / Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer

/ S / Atonn F. Muhammad
Atonn F. Muhammad Chief Financial Officer

This certification accompanies the Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.