Form 10-Q
period 2012-06-30
ACCELERATED ACQUISITIONS XII
filed 2012-08-14
CIK 1497918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of August 15, 2012.

Index

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012 (audited)	4

	Statements of Operations for the three months ended June 30, 2012 and for the three months ended June 30, 2011 and for the cumulative period from inception (May 4, 2010) through June 30, 2012 (unaudited)	5

	Statements of Cash Flows for the three months ended June 30, 2012 and for the three months ended June 30, 2011 and for the cumulative period from inception (May 4, 2010) to June 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
C Cash and cash equivalents	$24	$24

	$24	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$85,150	$72,150

Total liabilities	85,150	72,150

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding	2,915	2,535
Additional paid-in capital	3,801,470	1,850
Accumulated deficit	(3,889,511)	(76,511)

Total stockholders’ deficit	(85,126)	(72,126)

	$24	$24

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
General and administrative	3,813,000	1,800	3,889,511

Operating loss	(3,813,000)	(1,800)	(3,889,511)

Net loss	$(3,813,000)	$(18,00)	$(3,889,511)

Basic and diluted net loss per share	$(0.13)	$(0.00)

Shares used in basic and diluted net loss per share calculation	29,150,000	5,000,000

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(3,813,000)	$(1,800)	(3,889,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	13,000	1,800	85,150
Stock-based compensation	3,800,000	—	3,800,000

Net cash used in operating activities	0	(1,800)	(4,361)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	4,385

Net increase in cash and cash equivalents	—	-	24

Cash and equivalents at beginning of period	24	200	—
Cash and equivalents at end of period	$24	$200	24

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Company Description

Accelerated Acquisitions XII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 15, 2011 the Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers.

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

  Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month reporting period ended June 30, 2012 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.

The balance sheet as of March 31, 2012 has been derived from the audited financial statements as of March 31, 2012, but the financial statements included herein do not include all disclosures required for complete financial statements.

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $3,813,000, accrued expenses to its founder of $85,150 and cash of only $24 as of June 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

2. Stock-based Compensation

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. For stock options, the Company uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which is generally four years.

During the three months ended June 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

The Company has estimated the value of common stock into which the stock was granted to AVP at $1 per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the three months ended June 30, 2012 was $3,800,000. The Company recognized stock-based compensation expense of $3,800,000 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses.

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

3. Related Party Transactions

During the three months ended June 30, 2011, the Company accrued $13,000 for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a shareholder of the Company. As of June 30, 2012, all liabilities owed by the Company are payable to AVP. The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to July 16, 2011. From inception through June 30, 2012, the Company paid $0 cash to AVP and accrued $85,150 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP.

4. Net Loss Per Share

The Company calculates basic net loss per share using the weighted average common shares outstanding for the periods presented. While diluted net income per share would generally include the impact of dilutive equity instruments, such as outstanding stock options, due to the Company’s net loss position there is no dilutive effect as a result of any outstanding stock options or other equity instruments.

5. Comprehensive Loss

For all periods presented, the Company’s comprehensive loss is the same as its net loss.

6. Subsequent Events

Management has considered all events subsequent to the financial statement date through the date these financial statements were available, which is the date of filing.  No events occurred requiring disclosure.

7. Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2012, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview

Accelerated Acquisitions XII, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 15, 2011 the Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers.

Plan of Operation

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

Going Concern

Because we only had $24 in cash at March 31, 2012, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended June 30, 2012 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the products which we have recently license and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, During the three months ended June 30, 2012, which was the first quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $3,813,00. Our net loss was $3,813,000, due to the general and administrative expenses. General and administrative expenses for the first quarter of fiscal 2012 consisted of $3,800,000 for the estimated value of stock-based compensation granted to Accelerated Venture Partners, and $13,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $7,613,000, $1,800 and $3,889,511 for the three month period ending June 30, 2012, 2011 and for the period May 4, 2010 (date of inception) through June 30, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the three months ended June 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

The Company has estimated the value of common stock into which the stock was granted to AVP at $1 per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the three months ended June 30, 2012 was $3,800,000. The Company recognized stock-based compensation expense of $3,800,000 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher in the three month period ended in June 30, 2012 compared to the period ended June 30, 2011 due to the stock-based compensation granted. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of June 30, 2012, we had a cash balance of only $24. There were no other assets, and accrued expenses were $85,150, all due to AVP, a related party. We had a stockholders’ deficit of approximately $85,126 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelerated Acquisitions XII until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelerated Acquisitions XII, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2012, filed with the SEC on June 29, 2012. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

Stock-Based Compensation

We account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value of the stock award is recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock award, which is generally four years for stock options granted to employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Accelerated Acquisitions XII in particular, our stock has never traded and therefore it is difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in the estimated value of the underlying stock will materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients, and these expenses are not adjusted to the actual amounts, if any, realized. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Recent Accounting Pronouncements

We do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not currently believe we are currently subject to any material interest rate risk, foreign currency exchange rate risk, or commodity price risk. Our ability to fund operations in the future will be subject to our ability to raise capital, which may be through the sale of equity securities. While we believe the sale of equity securities is unlikely to expose us to any material loss, we may not be able to continue operations if we are unable to agree with a buyer on a future price for our equity securities.

Item 4. Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings, although from time to time we may be named as a party to lawsuits in the normal course of business.

Item 1A. Risk Factors.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the U.S. Securities and Exchange Commission on June 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Reports

* To be filed by amendment

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATED ACQUISITIONS XII, INC.

Dated: August 14, 2012	/s/ Atonn F. Muhammad. Atonn F. Muhammad
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Reports

* To be filed by amendment