Form 10-Q/A
period 2012-06-30
ACCELERATED ACQUISITIONS XII
filed 2012-09-17
CIK 1497918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Accelerated Acquisitions XII, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 22, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The dates at the top of the Balance Sheet were erroneously not updated and have been corrected also.  No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
C Cash and cash equivalents	$24	$24

	$24	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$85,150	$72,150

Total liabilities	85,150	72,150

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding	2,915	2,535
Additional paid-in capital	3,801,470	1,850
Accumulated deficit	(3,889,511)	(76,511)

Total stockholders’ deficit	(85,126)	(72,126)

	$24	$24

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

See accompanying notes.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(3,813,000)	$(1,800)	(3,889,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	13,000	1,800	85,150
Stock-based compensation	3,800,000	—	3,800,000

Net cash used in operating activities	0	(1,800)	(4,361)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	1,800	4,385

Net increase in cash and cash equivalents	—	-	24

Cash and equivalents at beginning of period	24	200	—
Cash and equivalents at end of period	$24	$200	24

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Reports

* Filed Herewith
**Previously Filed

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATED ACQUISITIONS XII, INC.

Dated: September 14, 2012	/s/ Atonn F. Muhammad. Atonn F. Muhammad
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Reports

* Filed Herewith
**Previously Filed