Form 10-Q
period 2012-12-31
ACCELERATED ACQUISITIONS XII
filed 2013-02-14
CIK 1497918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of February 13, 2012.

Index

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and nine months ended December 31, 2012 and December 31, 2011 and for the cumulative period from inception (May 4, 2010) through December 31, 2012 (unaudited)	4

	Statement of Stockholders’ Deficit	5

	Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 and for the cumulative period from inception (May 4, 2010) to December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Reserved and Removed)	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$24

	$-	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Due to shareholder	$109,626	$72,150

Total liabilities	109,626	72,150

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---

Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 and 25,350,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	2,915	2,535

Additional paid-in capital	3,801,470	1,850

Accumulated deficit	(3,914,011)	(76,511)

Total stockholders’ deficit	(109,626)	(72,126)

Total liabilities and stockholders’ deficit	$-	$24

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended		Inception (May 4, 2010) through December 31,
	December 31,	December 31,	December 31,	December 31,	2012
	2012	2011	2012	2011	(Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses

General and administrative	17,500	985	3,837,500	3,585	3,914,011

Total operating expenses	17,500	985	3,837,500	3,585	3,914,011

Net loss	$(17,500)	$(985)	$(3,837,500)	$(3,585)	$(3,914,011)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	29,150,000	5,000,000	28,040,511	17,477,372

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance prior to inception	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, May 4, 2010 at $.0004 per share	5,000,000	500	1,500	—	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011 at $.0001 per share	(3,500,000)	(350)	350	—	—

Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	150

Issuance of common stock under stock option granted to founder for consulting services, July 16, 2011 at $.0001 per share	22,350,000	2,235	—	—	2,235

Net loss	—	—	—	(74,711)	(74,711)

Balances at March 31, 2012	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock option granted to founder for consulting services, June 20, 2012 at $.0001 per share	3,800,000	380	3,799,620	—	3,800,000

Net loss				(3,837,500)	(3,837,500)

Balances at December 31, 2012(Unaudited)	29,150,000	2,915	3,801,470	(3,914,011)	$(109,626)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2012	Nine months ended December 31, 2011	Inception (May 4, 2010) through December 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(3,837,500)	$(3,585)	(3,914,011)

Adjustments to reconcile net loss to net cash used in operating activities:

Due to shareholder	37,500	3,585	109,626

Stock-based compensation	3,800,000	-	3,800,000

Net cash used in operating activities	-	-	(4,385)

FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	2,235	4,385

Shareholder advances		2,600

Net Cash provided by financing activities		4,835

Net increase in cash	-	2,235	-

Cash at beginning of period	24	200	-

Cash at end of period	$-	$2,4,35	-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
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

The Company also intends use its broadband and digital platforms to deliver video streaming content to gaming systems that include: X-BOX 360, NINTENDO Wii, and PLAYSTATION 3. RHN has beta tested the delivery of live streaming version of its video content online and on RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). RHN will continue to beta test in the United States (“US”) with an estimated audience of 3 million households until the Company can launch commercially through national subscription TV that is estimated to be the fall of 2013. RHN assigned the Company a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. RHN has also assigned a term sheets to the Company to launch on the DISH Network which could give access to another estimated 14 million subscribers. In addition, RHN has identified and negotiated Local Marketing Agreements (LMA) to carry the network with additional Low Power Television Stations in (21) major and secondary markets outlined in the distribution and marketing section below which could add an additional 37 million households. The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined below.

Our primary sources of revenue are affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month reporting .

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

period ended December  31, 2012 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.

The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of March 31, 2012, but the financial statements included herein do not include all disclosures required for complete financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $3,914,011, due to shareholder of $109,626 and had $0 cash as of December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

2. Stock-based Compensation

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date.

During the nine months ended December 31, 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

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

Based on the assumed value of common stock, the grant-date fair value of stock granted during the nine months ended December 31, 2012 was $3,800,000. The Company recognized stock-based compensation expense of $3,800,000 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses.

3. Related Party Transactions

During the nine months ended December 31, 2012, the Company accrued $37,500 for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a shareholder of the Company. As of December 31, 2012, all liabilities owed by the Company are payable to AVP. The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to July 16, 2011. From inception through December 31, 2012, the Company paid $0 cash to AVP and accrued $109,626 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP.

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

Going Concern

Because we only had $24 in cash at March 31, 2012, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2012 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the products which we have recently license and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, During the three months ended December 31, 2012, which was the third quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $17,500. Our net loss was $17,500, due to the general and administrative expenses. General and administrative expenses for the third quarter of fiscal 2012 consisted of $17,500 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $17,500, $985 and $3,914,011 for the three month period ending December 31, 2012, 2011, and for the period May 4, 2010 (date of inception) through December 31, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the nine months ended December 31, 2012, we had no revenue and incurred general and administrative expenses of $3,835,500. Our net loss was $3,837,500, due to the general and administrative expenses. General and administrative expenses consisted of $3,800,000 for the estimated value of stock-based compensation granted to Accelerated Venture Partners, and $37,500 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $3,837,500, $3,585 and $3,914,011 for the nine month period ending December 31, 2012, 2011, and for the period May 4, 2010 (date of inception) through December 31, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the nine months ended December 31, 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the nine months ended December, 2012 was $3,800,000. The Company recognized stock-based compensation expense of $3,800,000 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher in the nine month period ended in December 31, 2012 compared to the period ended December 31, 2011 due to the stock-based compensation granted. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended December 31, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of December 31, 2012, we had a cash balance of only $0. There were no other assets, and accrued expenses were $109,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $109,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Accelerated Acquisitions XII until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Accelerated Acquisitions XII, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $50,000,000 in 2013 and 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It estimated the minimum amount of capital the company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Reports

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATED ACQUISITIONS XII, INC.

Dated: February 13, 2013	/s/ Atonn F. Muhammad. Atonn F. Muhammad
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Reports