Form 10-K
period 2013-03-31
REAL HIP-HOP NETWORK, INC
filed 2013-07-09
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54062

 REAL HIP-HOP NETWORK, INC.
(Exact name of registrant as specified in its charter)
Accelerated Acquisitions XII, Inc.
(Former name of registrant as specified in its charter)

Delaware	27-2787118
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1455 Pennsylvania Avenue NW, Suite 400,Washington, DC 20004
(Address of principal executive offices)

(202) 379-3115
(Registrant’s telephone number, including area code)

1840 Gateway Drive, Suite 200, Foster City CA 94404
Former Address of Principal Executive Offices

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

On June 28, 2013 there were 29,150,000 shares of the registrant’s common stock outstanding.

ITEM 1.  BUSINESS

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” and other comparable terminology. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our operations, our ability to satisfy our obligations, our ability to raise capital as necessary, our ability to generate revenues and pay our operating expenses, our ability to consummate the acquisition of additional assets, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - "Risk Factors" as well as the risk factors described in our other filings with the Securities and Exchange Commission.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to update any of our forward-looking statements. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. “RHN” The Real Hip-Hop Network” “We,” “us,” “our,” the “Company,” and “Accelerated Acquisitions XII, Inc., a Delaware corporation..

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

On May 4, 2010, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On July 16, 2011, SSM Media Ventures, Inc. (“Purchaser”) agreed to acquire 22,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, SSM Media Ventures owned approximately 94% of the Company’s 23,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Atonn Muhammad was simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company.

The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Real Hip-Hop Network, Inc.”

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

On August 15, 2011, Accelerated Acquisitions XII (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. The Company is currently evaluating all licensors distribution contracts and will not take assignment of any contract liabilities until the evaluation is completed and the Company has completed its financing objectives outlined in the “Overview” and “Plan of Operations” sections below.

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

OVERVIEW

The Company licensed all right to Real Hip-Hop Network Broadcast Corporation’s (RHNBC) media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers. The Company also intends use its broadband and digital platforms to deliver video streaming content to gaming systems that include: X-BOX 360, NINTENDO Wii, and PLAYSTATION 3. RHN has beta tested the delivery of live streaming version of its video content online and on RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). The Company intends to beta test in the United States (“US”) with an estimated audience of 3 million households until the Company can launch commercially through national subscription TV that is estimated to be the fall of 2013. The Company assigned a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. The Company was also assigned a term sheet to launch on the DISH Network which could give access to another estimated 14 million subscribers. The Company is evaluating all of the licensors’ distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined below.

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

Our primary sources of revenue are intended to come from affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise additional funds of at least $2 million for the advancement of its content distribution over the next three years we will lose our rights to the media content and distribution platforms. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $50,000,000 in 2013 and 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $7,626,649 will be used for management, sales and marketing, $25,860,155 will be used for the TV network fees, an estimated $5,717,918 will be spent on finance closing, legal, accounting, rent and other payables and $7,179,041 will be spent on production and programming leaving $3,616,237 in reserve for increased working capital.

It’s estimated that the minimum amount of capital the Company needs to raise over the next twelve months is $1 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

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

•
Live Concert Series. We intend to air up to six original Hip-Hop concerts per year, featuring artists ranging from the well-established to the up-and-coming and these concerts will be repeated throughout the calendar year.

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

•
Original studio production. A significant percentage of our original programming will be studio-based. Most shows (whether news, magazine, talk shows or hosted music video segments) will be hosted by staff VJs and will feature interviews and live performances from Hip-Hop artists looking to promote their latest work. Costs for this programming can be carefully managed. Hosted music video programs will feature wrap-around introductions and commentary produced efficiently in the studio as well.

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

The Company was assigned a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. The Company was also assigned a term sheets to launch on the DISH Network which could give access to another estimated 14 million subscribers. The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined in the “Plan of Operations” section below.

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

•	Sponsorship: Promoting our services at television media industry shows as well as Hip-Hop events across the country and early stage advertising, in areas of potential viewership.

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

Marketing Schedule

Our final model, content, product brand and technology are all under development. We intend our initial launch will occur in the fall of 2013. We intend to place banner advertisements on our strategic partner sites which are yet to be determined. Also, we intend to have an aggressive marketing plan to solicit priority partner sponsorship from a host of providers currently serving the customers of this Hip-Hop Community. We are taking steps to a validated list of prospects for online advertising. We plan to negotiate with other Web sites to purchase our banner inventory.

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

In most countries, communications regulations are generally subject to periodic and ongoing governmental review and legislative initiatives that may affect the nature of programming we are able to offer and the means by which it is distributed. For example, the U.S. Federal Communications Commission, or FCC, is considering expansion of the exclusivity ban on programmers affiliated with cable operators to programmers affiliated with satellite networks. Any such restrictions, if adopted, could adversely affect our ability to negotiate with satellite programming distributors should we become subject to any such rules. In addition, some policymakers maintain that cable and satellite operators should be required to offer programming to subscribers on a network-by-network, or б la carte, basis or to provide "family friendly" program tiers. The unbundling or tiering of program services could result in reduced subscriber households and advertising revenues and increased marketing expenses. The timing, scope or outcome of these reviews and initiatives could be unfavorable to us, and any changes to current communications legislation or regulations could require adjustments to our operations.

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

EMPLOYEES

We currently have four full time employees. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

Item 1A.    RISK FACTORS.

As a “smaller

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

 ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 1455 Pennsylvania Avenue NW, Suite 400, Washington, DC 20004.  The Company’s telephone number is (202) 379-3115.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of March 31, 2013, there were two (2) holders of record of our common stock and a total of 29,150,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

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

Plan of Operation

The Company licensed all rights to Real Hip-Hop Network Broadcast Corporations (RHNBC) media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers. The Company also intends use its broadband and digital platforms to deliver video streaming content to gaming systems that include: X-BOX 360, NINTENDO Wii, and PLAYSTATION 3. RHN has beta tested the delivery of live streaming version of its video content online and on RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). The Company intends to beta test in the United States (“US”) with an estimated audience of 3 million households until the Company can launch commercially through national subscription TV that is estimated to be the fall of 2013. The Company assigned a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. The Company was also assigned a term sheet to launch on the DISH Network which could give access to another estimated 14 million subscribers. The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished its financing objectives outlined below.

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

Our primary sources of revenue are intended to come from affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

On August 3, 2011, The Real Hip-Hop Network, Inc. (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

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

It’s estimated that the minimum amount of capital the Company needs to raise over the next twelve months is $1 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for content delivery and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise additional funds of at least $2 million for the advancement of its content distribution over the next three years it will lose its rights to the media content and distribution platforms. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License. Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $50,000,000 in 2013 and 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. The Company therefore intends to raise an aggregate of $50 million in 2013 and 2014, the proceeds of which would be utilized as follows:

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

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for the distribution of media content and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $50,000,000 estimated to be required.

Going Concern

We have incurred net losses of $114,391 since inception through March 31, 2013. At March 31, 2013 we had no cash and no other assets and our total liabilities were $109,626. The report of our independent registered public accounting firm on our financial statements from inception through March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

The following is a summary of the Company’s operation results for the years ended March 31, 2013 and 2012:

	2013	2012

Total operating expenses	$37,880	$74,711
Total other income (expense)	---	--
Net loss	$(37,880)	$(74,711)

For the period from inception (May 4, 2010) through March 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(114,391), consisting of $380 for the estimated fair value of stock-based compensation and $114,011 for legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, and other SEC-related compliance matters that have been incurred by and funded by AVP.

During the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

The Company has estimated the value of common stock into which the stock was granted to AVP at $.0001 per share for financial reporting purposes. This amount was determined based management’s estimate of fair value of stock options granted in the current and prior year as approximating par value. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were lower for the year ended in March 31, 2013 compared to the year ended March 31, 2012 due to lower professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the year ended March 31, 2013. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of only $0. There were no other assets, and accrued expenses were $109,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $109,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Real Hip-Hop Network, Inc.
(Formally known as Accelerated Acquisition XII, Inc.)
 (A Development Stage Company)

We have audited the accompanying balance sheets of The Real Hip-Hop Network, Inc. (the “Company”) as of March 31, 2013, and the related statements of operations, stockholder's deficit and cash flows for the year then ended and for the period from inception (May 4, 2010) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2012, were audited by other auditor, whose report, dated June 27, 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of its operations and its cash flows for the year ended and for the period from inception (May 4, 2010) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, had an accumulated deficit of $114,391 as of March 31, 2013 and continues to experience losses. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 which contemplates equity financing through a reverse merger transaction and/ or related party advances. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
June 28, 2013

THE REAL HIP-HOP NETWORK, INC
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2013	2012

ASSETS
Current assets:
Cash	$-	$24

	$-	$24
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Due to related party	$109,626	$72,150

Total liabilities	109,626	72,150

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 and 25,350,000 shares issued and outstanding as of March 31, 2013 and 2012 respectively	2,915	2,535
Additional paid-in capital	1,850	1,850
Accumulated deficit	(114,391)	(76,511)

Total stockholders’ deficit	(109,626)	(72,126)

	$-	$24

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Inception
	Year Ended March 31,	Year Ended March 31,	(May 4, 2010) through
	2013	2012	March 31, 2013

Revenues	$-	$-	$-

Operating expenses	-	-	-

General and administrative	37,880	74,711	114,391

Total operating expenses	37,880	74,711	114,391

Net loss	$(37,880)	$(74,711)	$(114,391)

Basic and diluted net loss per share	$-	-	-

Weighted average number of common shares outstanding	29,150,000	25,350,000

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at inception	$-	$-	$-	$-	$-

Issuance of common stock
to founder for cash, May 4, 2010
at $ .0004 per share	5,000,000	500	1,500	-	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011
at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issuance of common stock under stock
option granted to founder for consulting
services	1,500,000	150	-	-	150

Issuance of common stock under stock
option granted to founder for consulting
services, July 16, 2011 at $ .0001 per share	22,350,000	2,235	-	-	2,235

Net loss	-	-	-	(74,711)	(74,711)

Balances at March 31, 2012	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock
option granted to founder for consulting
services, June 20, 2012 at $.0001 per share	3,800,000	380	-	-	380

Net loss	-	-	-	(37,880)	(37,880)

Balances at March 31, 2013	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Inception (May 4,
	Year Ended	Year Ended	2010) through
	March 31, 2013	March 31, 2012	March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(37,880)	$(74,711)	$(114,391)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase in due to related party	37,476	72,150	109,626

Stock-based compensation	380	-	380

Net Cash Used In Operating Activities	(24)	(2,561)	(4,385)

FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	2,385	4,385

Net Cash Provided by Financing Activities	-	2385	4385

Net decrease in cash and cash equivalents	(24)	(176)	-

Cash and equivalents at beginning of period	24	200	-

Cash and equivalents at end of period	$-	$24	$-

The accompanying notes are an integral part of these financial statements.

 THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

1. Basis of Presentation and Summary of Significant Accounting Policies

(a)    Company Description
The Real Hip-Hop Network, Inc. (formally known as Accelerated Acquisitions XII, Inc. the “Company”) was incorporated in the state of Delaware on May 4, 2010. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 15, 2011, the Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers.

The Company also intends to use its broadband and digital platforms to deliver video streaming content to gaming systems that include: X-BOX 360, NINTENDO Wii, and PLAYSTATION 3. RHN has beta tested the delivery of live streaming version of its video content online and on RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). RHN will continue to beta test in the United States (“US”) with an estimated audience of 3 million households until the Company can launch commercially through national subscription TV that is estimated to be the fall of 2013. RHN assigned the Company a distribution term sheet with DirecTV, which could allow the Company to launch to a viewership of an estimated 18 million subscribers. RHN has also assigned a term sheets to the Company to launch on the DISH Network which could give access to another estimated 14 million subscribers. In addition, The Company is evaluating all of the licensors distribution agreements and will not take assignment of any agreements until the Company is ready to commercially launch and has accomplished is financing objectives outlined below.

Our primary sources of revenue are affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

(b)	Basis of Presentation
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

(c)	Use of Estimates:
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

(d)	Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

(e)	Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of March 31, 2013.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(g)	Fair Value of Financial Instruments
The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•  Level 3 inputs are unobservable inputs for the asset or liability.

The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

(h)	Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the  sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statement, the Company has a deficit accumulated during the development stage of $114,391, due to shareholder of $109,626 and had $0 cash as of March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

NOTE 4 - STOCK AND STOCK TRANSACTIONS

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

At inception (May 4, 2010), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

On July 16, 2011, SSM Media Ventures, Inc. (“Purchaser”) agreed to acquire 22,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, SSM Media Ventures owned approximately 94% of the Company’s 23,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Atonn Muhammad was simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company.

The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of its stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Real Hip-Hop Network, Inc.”.

On July 18, 2011, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:
.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

NOTE 5. INCOME TAXES

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
	March 31, 2013	March 31, 2012
Gross deferred tax assets	$109,626	$74,711
Valuation allowance	(109,626)	(74,711)
Net deferred tax asset	$—	$—

As of March 31, 2013 and 2012, the Company had a net operating loss carryforward of approximately $109,626 and $74,711, which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.
The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2013, there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 - LICENSE AGREEMENT

On August 15, 2011, The Company entered into a Licensing Agreement with Real Hip-Hop Network Broadcast Corporation pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company acquired the media content and distribution platform rights from the Real Hip-Hop Network Broadcast Corporation, a company based in Washington D.C. that will continue its business of media content development and be a third party media content supplier to the Company, Atonn Muhammad is the founder and President of from the Real Hip-Hop Network Broadcast Corporation and has been President, Chief Executive Officer (CEO) and director of the Company since July 16, 2011. Mr. Muhammad is also the President and CEO and shareholder of SSM Media Ventures, Inc. that owns 22,350,000 shares of the Company’s outstanding common stock, representing an 88.2% ownership interest in the Company. SSM Media Ventures purchased its shares in the Company on July 16, 2011 as disclosed in a Form 8-K filed on July 19, 2011. There were no other agreements between the Company and SSM Media Ventures prior to the Share Purchase Agreement entered into on July 16, 2011.

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2013, the Company paid $1,800 cash to AVP and accrued $109,626 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

NOTE 9 – SUBSEQUENT EVENTS

The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “The Real Hip-Hop Network,  Inc.” on May 7, 2013 and the name was formally amended on May 8, 2013 and the Company received the Certificate of Amendment June 8, 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On December 17, 2012 the Board of Directors dismissed Peter Messineo, CPA, as our registered public accountants.  The Board elected Anton & Chia, LLP, Newport Beach CA. as our auditor. Prior to Board approval, we had not consulted with Anton & Chia, LLP on any accounting or audit matters.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2013, we had no events that were required to be reported on Form 8-K that were not filed to date.

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

Atonn F. Muhammad - Chief Executive Officer, Chairman
Mr. Muhammad is Chief Executive Officer and Chairman of the Company since July 16, 2011 and is a seasoned, successful entrepreneur with strong, deep ties to the television programming and music industries and communities. He continues to hold the position as CEO at Real Hip-Hop Network Broadcast Corporation that he has held since 2003. Mr. Muhammad is also the co-founder and CEO of SSM Media Ventures, Inc., from 2008 to 2011. Prior to the inception of SSM Media Ventures, Inc. and Real Hip-Hop Network Broadcast Corporation, Mr. Muhammad was a Financial Advisor with Morgan Stanley from 2000 to 2001. Mr. Muhammad was also the co-founder and CEO of SSM Media and Entertainment Group, Inc., from 2000 to 2003. SSM Media was telecommunications media firm created to provide television programming services to diverse, global markets through satellite and cable distribution. Prior to SSM Media and Entertainment Group, Inc., he was the CEO of RAAMM Enterprises, Inc., a successful concert promotions company that he was with from 1993 to 1998.

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

Alvin Butler, Jr. – Chief Financial Officer, Treasurer
Mr. Butler, has been Chief Financial Officer and Treasurer of the Company since July 16, 2011, and has a strong background in financial management. Prior joining the Company, Mr. Butler was CFO at SSM Media ventures from 2007 to 2011to his role was to maintain the financial stability of SSM and all of its properties worldwide. As SSM Media Ventures, Inc. expanded its reach, Mr. Butler ensured that funds were allocated and managed appropriately for the success of the companies. Mr. Butler also regularly communicated with shareholders and secured key partnerships with other financial experts and industry specialists, to ensure success. Mr. Butler also was the Chief Financial Officer of American Home Investment Group, Inc. from 2000 to 2005, where he led and arranged the funding for several key acquisitions. Mr. Butler has played a key role in many development projects including real estate, media, and global commerce. Mr. Butler has a passion for financial systems and management and business development.

Matthew Anderson - Chief of Staff, Secretary, Director
Mr. Anderson is Chief of Staff and Secretary of the Company since July16, 2011, and is an experienced entrepreneur and business leader. Prior to joining the Company, he was Chief of Staff at Real Hip-Hop Network Broadcast Corporation from 2007 to 2011 where he facilitated key partnerships and business opportunities. He was also the former President/CEO of American Home Investment Group, Inc. from 2005 to 2008 which specialized in acquiring and developing commercial and residential real estate projects where the deal sizes ranged from a few million up to eighty million dollars. Prior to American Home Investment Group, Inc., Mr. Anderson was an Operations Manager with United Parcel Service from 2000 to 2004.

Aquil Muhammad – Chief Security Officer, Vice Chairman
Mr. Muhammad has been Chief Security Officer and Vice Chairman of the Company since July 16, 2011, and has been Chief Security Officer of Real Hip-Hop Network Broadcast Corporation since 2003. Prior to Real Hip-Hop Network Broadcast Corporation Mr. Muhammad founded Star-Brite Security and was CEO from 1997 to 2003, one of Washington D.C.’s largest security companies. Mr. Muhammad was also Founder and CEO of NOI Security from 1991 to 1996. He has advised many large companies and organizations on security, internal controls and compliance. Mr. Muhammad’s role with the Company as Vice Chairman/Chief Security Officer is to advise the CEO on security, compliance, policy and procedures.

Timothy J. Neher
Mr. Neher has been Founder, President, Secretary, Treasurer and sole director of the Company from its founding in May 2010 through July 16, 2011 when Mr. Neher resigned his positions. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc., a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007, and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of the following public reporting companies: Accelerated Acquisitions XIII, Inc., Accelerated Acquisitions XIV, Inc. and director of Virolab, a public reporting company since May of 2010. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007. Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

On May 4, 2010, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC, controlled by Timothy Neher, for an aggregate investment of $2,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On July 18, 2011, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners, LLC described in the “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” section below. Mr. Neher had no prior relationship SSM Media Ventures or Real Hip-Hop Network Broadcast Corporation or any involvement in facilitating the License Agreement between the Company and The Real Hip-Hop Network, LLC.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2013, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

SSM Media Ventures	22,350,000	88.8%
1020 19th Street, Suite 525 Washington, D.C. 20036 (3)

Accelerated Venture Partners, LLC
1840 Gateway Drive, Suite 200
Foster City CA, 94404 (4)	6,800,000	23.32%

Timothy Neher (5)	6,800,000	23.32%
Matthew Anderson, Chief of Staff, Secretary, Director	-	-
Aquil Muhammad, Vice Chairman	-	-

Directors and Executive Officers as a group	29,150,000	100%
___________

(1) This table is based upon 29,150,000 shares issued and outstanding as August 15, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2013, the Board consisted of Atonn F. Muhammad, Matthew Anderson and Aquil Muhammad. The Board has determined that none of the members are independent director as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA, our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from July 6, 2011 to March 31, 2012. Anton & Chia LLP was elected as our auditor in December 2012 for our Form 10-K, estimated costs will be $750 for our year end March 31, 2013.

Audit-Related Fees

There were no fees billed or to be filled by Messineo for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from July 6, 2011 to March 31, 2012.

Tax Fees

There were no fees billed or to be filled by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from July 6, 2011 to March 31, 2012

All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from July 6, 2011 to March 31, 2012.
Audit Committee’s Pre-Approval Process

            The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2013, and for the period then ended, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

The Real Hip-Hop Network, Inc.

	By:	/ S / Atonn F. Muhammad
Dated: June 28, 2013		Atonn F. Muhammad Chief Executive Officer

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

Signature	Title	Date

/ S / Atonn F. Muhammad	Chief Executive Officer (Principal Executive Officer)	June 28, 2013
Atonn F. Muhammad

/ S / Atonn F. Muhammad	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2013
Atonn F. Muhammad