Form 10-Q/A
period 2012-06-30
REAL HIP-HOP NETWORK, INC
filed 2013-08-14
CIK 1497918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
to
FORM 10-Q/A

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

Index

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012 (audited)	4

	Statements of Operations for the three months ended June 30, 2012 and for the three months ended June 30, 2011 and for the cumulative period from inception (May 4, 2010) through June 30, 2012 (unaudited)	5

	Statements of Cash Flows for the three months ended June 30, 2012 and for the three months ended June 30, 2011 and for the cumulative period from inception (May 4, 2010) to June 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Reserved and Removed)	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2012	2011
	(Restated)	(Audited)
ASSETS
Current assets:
C Cash and cash equivalents	$24	$24

	$24	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$85,150	$72,150

Total liabilities	85,150	72,150

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding	2,915	2,535
Additional paid-in capital	1,850	1,850
Accumulated deficit	(89,891)	(76,511)

Total stockholders’ deficit	(85,126)	(72,126)

	$24	$24

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
	(Restated)	(Unaudited)	(Restated)

Revenues	$—	$—	$—

Operating expenses
General and administrative	13,380	1,800	89,891

Total operating expenses	13,380	1,800	89,891

Net loss	$(13,380)	$(18,00)	$(89,891)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Shares used in basic and diluted net loss per share calculation	29,150,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:	Restated		Restated
Net loss	$(13,380)	$(1,800)	(89,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	13,000	1,800	85,150
Stock-based compensation	380	—	380

Net cash used in operating activities	-	-	(4,361)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	4,385

Net increase in cash and cash equivalents	—	-	24

Cash and equivalents at beginning of period	24	200	—
Cash and equivalents at end of period	$24	$200	24
The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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

During the three months ended June 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share. The Company recognized stock-based compensation expense of $380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses .

The Company has estimated the value of common stock into which the stock was granted to AVP par value $.0001 per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the three months ended June 30, 2012 was $ 380 . The Company recognized stock-based compensation expense of $ 380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses.

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
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

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

8. Restatement

During our year ended March 31, 2013 audit, we discovered some errors in our financial statements that included a) the stock-based compensation expense of $3,800,000 for stock that was issued to Accelerated Venture Partners in June of 2012. The effects of these restatements on reported amounts for the three months ended June 30, 2012 are presented below in the following tables:

Balance sheets
As of June 30, 2012
	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$24	-	$24

	$24	-	$24
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$85,150	-	$85,150

Total liabilities	85,150	-	85,150
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—		---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding	2,915	-	2,915
Additional paid-in capital	3,801,470	(3,799,620)	1,850
Accumulated deficit	(3,889,511)	(3,799,620)	(89,891)

Total stockholders’ deficit	(85,126)	-	(85,126)

	$24	-	$24

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Statement of Operations
For Three months ended June 30, 2012
	As Reported	Adjustments	Restated

Revenues	$—	-	$—

Operating expenses
General and administrative	3,813,000	(3,799,620)	13,380

Total operating expenses	3,813,000	(3,799,620)	13,380

Net loss	$(3,813,000)	(3,799,620)	$(13,380)

Basic and diluted net loss per share	$(0.13)	(.013)	$(0.00

Shares used in basic and diluted net loss per share calculation	29,150,000	-	29,150,000

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Statement of Operations
Inception (May 4, 2010) through June 30, 2012 (Cumulative)

	As Reported	Adjustments	Restated
Revenues	$—	_	_
Operating expenses
General and administrative	3,889,511	(3,799,620)	89,891

Total operating expenses	3,889,511	(3,799,620)	89,891

Net loss	$(3,889,511)	(3,799,620)	(89,891)

Basic and diluted net loss per share	_	_	-

Shares used in basic and diluted net loss per share calculation	_	_	-

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Statement of cash flows For Three months ended June 30, 2012

	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(3,813,000)	(3,799,620)	$(13,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	13,000	-	13,000
Stock-based compensation	3,800,000	(3,799,620)	380
Net cash used in operating activities	0	-	0
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	-
Net increase in cash and cash equivalents	—	-	-
Cash and equivalents at beginning of period	24	-	24
Cash and equivalents at end of period	$24	-	$24

 ACCELERATED ACQUISITIONS XII, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Statement of Cash Flow
Inception (May 4, 2010) through June 30, 2012 (Cumulative)

	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	(3,889,511)	(3,799,620)	89,891
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	85,150	-	85,150
Stock-based compensation	3,800,000	(3,799,620)	380
Net cash used in operating activities	(4,361)	-	(4,361)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,385	-	4385
Net increase in cash and cash equivalents	24	-	24
Cash and equivalents at beginning of period		—
Cash and equivalents at end of period	24	-	24

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

Results of Operations

We were incorporated on May 4, 2010, during the three months ended June 30, 2012, which was the first quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $ 13,380. Our net loss was $ 13,380, due to the general and administrative expenses. General and administrative expenses for the first quarter of fiscal 2012 consisted of $ 380 for the estimated value of stock-based compensation granted to Accelerated Venture Partners, and $13,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $ 13,380 , $1,800 and $ 89,891 for the three month period ending June 30, 2012, 2011 and for the period May 4, 2010 (date of inception) through June 30, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the three months ended June 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

The Company has estimated the value of common stock into which the stock was granted to AVP at par value $.0001 per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the three months ended June 30, 2012 was $ 380 . The Company recognized stock-based compensation expense of $ 380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher in the three month period ended in June 30, 2012 compared to the period ended June 30, 2011 due to the stock-based compensation granted and higher reporting costs We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our products.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: August 14, 2013	/s/ Atonn F. Muhammad. Atonn F. Muhammad
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Reports