Form 10-Q/A
period 2012-09-30
REAL HIP-HOP NETWORK, INC
filed 2013-08-14
CIK 1497918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

INDEX

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and six months ended September 30, 2012 and for the three and six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) through September 30, 2012 (unaudited)	4

	Statements of Cash Flows for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) to September 30, 2012 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012 Restated	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$24	$24

	$24	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$92,150	$72,150

Total liabilities	92,150	72,150

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012	2,915	2,535
Additional paid-in capital	1,850	1,850
Accumulated deficit	(96,891)	(76,511)

Total stockholders’ deficit	(92,126)	(72,126)

	$24	$24

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudied)

	Three months ended		Six months ended		Inception (May 4, 2010) through September 30,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 (Cumulative)
			Restated		Restated

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	7,000	800	3,820,000	2,600	96,891

Total operating expenses	7,000	800	3,820,000	2,600	96,891

Net loss	$(7,000)	$(800)	$(3,820,000)	$(2,600)	$(96,891)

Basic and diluted net loss per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Shares used in basic and diluted net loss per share	29,150,000	5,000,000	29,150,000	9,125,753

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2012 Restated	Six months ended September 30, 2011	Inception (May 4, 2010) through September 30, 2012 (Cumulative) Restated
OPERATING ACTIVITIES:
Net loss	$(20,380)	$(2,600)	(96,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	20,000	2,600	92,150
Stock-based compensation		—	380

Net cash used in operating activities	—	(2,600)	(4,361)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,235	4,385
Sha Shareholder advances		2,600
Net Cash Provided by Financing Activities		4,835	4,385

Net increase in cash and cash equivalents	—	2,235	24

Cash and equivalents at beginning of period	24	200	—
Cash and equivalents at end of period	$24	$2,4,35	$24

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

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $96,891 , accrued expenses to its founder of $92,150 and cash of only $24 as of September 30, 2012.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the six months ended September 30, 2012 was $ 380 . The Company recognized stock-based compensation expense of $ 380 during the three months ended September 30, 2012, respectively, which was all included in general and administrative expenses.

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

6. Restatement

During our year ended March 31, 2013 audit, we discovered some errors in our financial statements that included a) the stock-based compensation expense of $3,800,000 for stock that was issued to Accelerated Venture Partners in June of 2012. The effects of these restatements on reported amounts for the three months ended June 30, 2012 are presented below in the following tables:

	Balance sheets
	As of September 30, 2012
	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash	$24	-	$24
	$24	-	$24
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$92,150	-	$92,150
Total liabilities	92,150	-	92,150
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—		---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding	2,915	-	2,915
Additional paid-in capital	3,801,470	(3,799,620)	1,850
Accumulated deficit	(3,889,511)	(3,799,620)	(96,891)

Total stockholders’ deficit	(92,126)	-	(92,126)
	$24	-	$24

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Statement of Operations
For Three months ended September 30, 2012

	As Reported	Adjustments	Restated

Revenues	$—	-	$—
Operating expenses
General and administrative	7,000	_	7,000
Total operating expenses	7,000	_	7,000
Net loss	$(7,000)	_	$(7,000)
Basic and diluted net loss per share	$(0.00)	_	$(0.00
Shares used in basic and diluted net loss per share	29,150,000	-	29,150,000

Statement of Operations
For Six months ended September 30, 2012

	As Reported	Adjustments	Restated

Revenues	$—	-	$—
Operating expenses
General and administrative	3,820,000	3,799,620	20,380
Total operating expenses	3,820,000	(3,799,620)	20,380
Net loss	$(3,820,000)	(3,799,620)	$(20,380)
Basic and diluted net loss per share	$(0.00)	_	$(0.00
Shares used in basic and diluted net loss per share	29,150,000	-	29,150,000

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Statement of Operations
Inception (May 4, 2010) through September 30, 2012 (Cumulative)

	As Reported	Adjustments	Restated
Revenues	$—	_	_
Operating expenses
General and administrative	3,896,511	(3,799,620)	96,891

Total operating expenses	3,896,511	(3,799,620)	96,891

Net loss	$(3,896,511)	(3,799,620)	(96,891)
Basic and diluted net loss per share	-	-	-
Shares used in basic and diluted net loss per share calculation	-	-	-

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Statement of Cash Flows for Six months ended September 30, 2012

	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(3,820,000)	(3,799,620)	$(20,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	20,000	-	20,000
Stock-based compensation	3,800,000	(3,799,620)	380
Net cash used in operating activities	-	-	-
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	-
Net increase in cash and cash equivalents	—	-	-
Cash at beginning of period	24	-	24
Cash at end of period	$24	-	$24

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Statement of Cash Flow
Inception (May 4, 2010) through September 30, 2012 (Cumulative)

	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	(3,896,511)	(3,799,620)	(96,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	92,150	-	92,150
Stock-based compensation	3,800,000	(3,799,620)	380
Net cash used in operating activities	(4,361	-	(4,361)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,385	-	4,385
Net cash provided by finaning activity	4,385	-	4,385
Net increase in cash and cash equivalents	24	-	24
Cash at beginning of period		—
Cash at end of period	24	-	24

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

Results of Operations

We were incorporated on May 4, 2010, During the three months ended September 30, 2012, which was the second quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $7,000. Our net loss was $7,000, due to the general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2012 consisted of $7,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $7,000, $800 and $96,891 for the three month period ending September 30 , 2012, September 30, 2011 and for the period May 4, 2010 (date of inception) through September 30, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the six months ended September 30, 2012, we had no revenue and incurred general and administrative expenses of $ 20,380. Our net loss was $ 20,380 , due to the general and administrative expenses. General and administrative expenses consisted of $ 380 for the estimated value of stock-based compensation granted to Accelerated Venture Partners, and $20,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $20,380, $2,600 and $96,891 for the six month period ending September 30, 2012, September 30, 2011 and for the period May 4, 2010 (date of inception) through September 30 , 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the six months ended September 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

The Company has estimated the value of common stock into which the stock was granted to AVP at par value $.0001per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the six months ended September 30, 2012 was $ 380 . The Company recognized stock-based compensation expense of $ 380 during the six months ended September 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher in the six month period ended in September 30, 2012 compared to the period ended September 30, 2011 due to the stock-based compensation granted. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our products.

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