Form 10-Q/A
period 2012-12-31
REAL HIP-HOP NETWORK, INC
filed 2013-08-14
CIK 1497918

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

Index

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and nine months ended December 31, 2012 and December 31, 2011 and for the cumulative period from inception (May 4, 2010) through December 31, 2012 (unaudited)	4

	Statement of Change in Stockholders’ Deficit	5

	Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 and for the cumulative period from inception (May 4, 2010) to December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Reserved and Removed)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
	(Restated)
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

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended		Inception (May 4, 2010) through December 31,
	December 31,	December 31,	December 31,	December 31,	2012
	2012	2011	2012	2011	(Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses

General and administrative	17,500	985	37,880	3,585	114,391

Total operating expenses	17,500	985	37,880	3,585	114,391

Net loss	$(17,500)	$(985)	$(37,880)	$(3,585)	$ (114,391)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	29,150,000	5,000,000	28,040,511	17,477,372

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance prior to inception	—	$—	$—	$—	$—

Issuance of common stock to founder for cash, May 4, 2010 at $.0004 per share	5,000,000	500	1,500	—	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011 at $.0001 per share	(3,500,000)	(350)	350	—	—

Issuance of common stock under stock option granted to founder for consulting services	1,500,000	150	—	—	150

Issuance of common stock under stock option granted to founder for consulting services, July 16, 2011 at $.0001 per share	22,350,000	2,235	—	—	2,235

Net loss	—	—	—	(74,711)	(74,711)

Balances at March 31, 2012	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock option granted to founder for consulting services, June 20, 2012 at $.0001 per share	3,800,000	380	—	—	380

Net loss (unaudited)				(37,880)	(37,880)

Balances at December 31, 2012(Unaudited)	29,150,000	2,915	1,850	(114,391)	$(109,626)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2012	Nine months ended December 31, 2011	Inception (May 4, 2010) through December 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(37,880)	$(3,585)	(114,391)

Adjustments to reconcile net loss to net cash used in operating activities:

Due to shareholder	37,500	3,585	109,626

Stock-based compensation	380	-	380

Net cash used in operating activities	-	-	(4,385)

FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	-	2,235	4,385

Shareholder advances	-	-	-

Net Cash provided by financing activities	-	4,835

Net increase in cash	-	2,235	-

Cash at beginning of period	24	200	-

Cash at end of period	$-	$2,435	-

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $ 114,391 , due to shareholder of $109,626 and had $0 cash as of December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The Company has estimated the value of common stock into which the stock was granted to AVP at par value .0001 per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock. The Company’s common stock has never traded publicly, and no stock has traded in private markets either, except for privately negotiated sales to investors, the founder of the Company and the founder of the technology from which the Company subsequently licensed rights. No common stock has been sold in any transactions since the Company emerged from its shell-company status. The Company does not have any offers for purchase of its common stock in any stage, and no stock is registered for resale with the Securities and Exchange Commission.

Based on the assumed value of common stock, the grant-date fair value of stock granted during the nine months ended December 31, 2012 was $ 380 . The Company recognized stock-based compensation expense of $ 380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses.

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

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)
4. Restatement

During our year ended March 31, 2013 audit, we discovered some errors in our financial statements that included a) the stock-based compensation expense of $3,800,000 for stock that was issued to Accelerated Venture Partners in June of 2012. The effects of these restatements on reported amounts for the three months ended June 30, 2012 are presented below in the following tables:

Balance sheets
As of December 31, 2012

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash	$-	-	$-
	$-	-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$109,626	-	$109,626
Total liabilities	109,626	-	109,626
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—		---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding, respectfully	2,915	-	2,915
Additional paid-in capital	3,801,470	(3,799,620)	1,850
Accumulated deficit	(3,914,011)	(3,799,620)	(114,.391)

Total stockholders’ deficit	(109,626)	-	(109,626)
	$-	-	$-

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Statement of Operations
For Three months ended December 31, 2012

	As Reported	Adjustments	Restated

Revenues	$—	-	$—
Operating expenses
General and administrative	17,500	_	17,500
Total operating expenses	17,500	_	17,500
Net loss	$(17,500)	_	$(17,500)
Basic and diluted net loss per share	$(0.00)	_	$(0.00)
Shares used in basic and diluted net loss per share	29,150,000	-	29,150,000

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Statement of Operations
For Nine months ended December 31, 2012

	As Reported	Adjustments	Restated

Revenues	$—	-	$—
Operating expenses
General and administrative	3,837,500	(3,799,620)	37,880
Total operating expenses	3,837,500	(3,799,620)	37,880
Net loss	$(3,837,500)	(3,799,620)	$(37,880)
Basic and diluted net loss per share	$(0.00)	_	$(0.00)
Shares used in basic and diluted net loss per share	29,150,000	-	29,150,000

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Statement of Operations
Inception (May 4, 2010) through December 31, 2012 (Cumulative)

	As Reported	Adjustments	Restated
Revenues	$—	_	_
Operating expenses
General and administrative	(3,914,011	(3,799,620)	114,391

Total operating expenses	3,914,011	(3,799,620)	114,391

Net loss	$(3,914,011)	(3,799,620)	(114,391)
Basic and diluted net loss per share	_	_	-
Shares used in basic and diluted net loss per share calculation	_	_	-

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Statement of Cash Flows for Nine months ended December 31, 2012

	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(3,837,500)	(3,799,620)	$(37,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	37,500	-	37,500
Stock-based compensation	3,800,000	(3,799,620)	380
Net cash used in operating activities	-	-	-
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	-
Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash and equivalents at end of period	$-	-	$-

ACCELERATED ACQUISITIONS XII, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Statement of Cash Flow
Inception (May 4, 2010) through December 30, 2012 (Cumulative)

	As Reported	Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(3,914,011)	$(3,799,620)	$(114,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	109,626	-	109,626
Stock-based compensation	3,800,000	(3,799,620)	380
Net cash used in operating activities	(4,385)	-	(4,385)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,385	-	4,385
Net increase in cash and cash equivalents	-	-	-
Cash and equivalents at beginning of period		-
Cash and equivalents at end of period	$-	$-	$-

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

Results of Operations

We were incorporated on May 4, 2010, During the three months ended December 31, 2012, which was the third quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $17,500. Our net loss was $17,500, due to the general and administrative expenses. General and administrative expenses for the third quarter of fiscal 2012 consisted of $17,500 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $17,500, $985 and $ 11 ,391 for the three month period ending December 31, 2012, 2011, and for the period May 4, 2010 (date of inception) through December 31, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the nine months ended December 31, 2012, we had no revenue and incurred general and administrative expenses of $ 37,880. Our net loss was $ 37 ,880, due to the general and administrative expenses. General and administrative expenses consisted of $ 380 for the estimated value of stock-based compensation granted to Accelerated Venture Partners, and $37,500 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $ 37,880, $3,585 and $ 114,391 for the nine month period ending December 31, 2012, 2011, and for the period May 4, 2010 (date of inception) through December 31, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the nine months ended December 31, 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

The Company has estimated the value of common stock into which the stock was granted to AVP at par value .0001 per share for financial reporting purposes. This amount was determined based on the common shares sold in private placements by the Company. The stock based compensation expense is an estimate and significant judgment was involved in attempting to determine the value of common stock.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the nine months ended December, 2012 was $ 380 . The Company recognized stock-based compensation expense of $ 380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher in the nine month period ended in December 31, 2012 compared to the period ended December 31, 2011 due to the stock-based compensation granted. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended December 31, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

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