Form 10-Q
period 2013-06-30
REAL HIP-HOP NETWORK, INC
filed 2013-08-14
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of August 14, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended June 30, 2013 and 2012 and for the cumulative period from inception (May 4, 2010) through June 30, 2013 (unaudited)	4

	Condensed Statements Of Changes In Stockholders’ Deficit	5

	Condensed Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and for the cumulative period from inception (May 4, 2010) to June 30, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Reserved and Removed)	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

Real Hip-Hop Network, Inc.
( A Development Stage Company)
Condensed Balance Sheet
	June 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER'S DEFICIT

Accrued expenses due shareholder	$109,626	$109,626

Total Liabilities	109,626	109,626

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 25,350,000 and 29,150,000 shares issued and outstanding	2,915	2,915
Additional paid in capital	1,850	1,850
Accumulated Deficit	(114,391)	(114,391)

Total Shareholders' deficit	(109,626)	(109,626)
Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Real Hip-Hop Network, Inc.
( A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the period from February 6, 2012 (the date of inception) to June 30, 2013

Revenue	$-	$-	$-

Operating Expenses:
General and Administrative	-	13,380	114,391

Net Loss	-	(13,380)	(114,391)

Net loss per share ( basic and diluted)	$-	$-
Weighted Average Common Shares (basic and diluted)	29,150,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at inception	$-	$-	$-	$-	$-

Issuance of common stock
to founder for cash, May 4, 2010
at $ .0004 per share	5,000,000	500	1,500	-	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011
at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issuance of common stock under stock
option granted to founder for consulting
services	1,500,000	150	-	-	150

Issuance of common stock under stock
option granted to founder for consulting
services, July 16, 2011 at $ .0001 per share	22,350,000	2,235	-	-	2,235

Net loss	-	-	-	(74,711)	(74,711)

Balances at March 31, 2012	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock
option granted to founder for consulting
services, June 20, 2012 at $.0001 per share	3,800,000	380	-	-	380

Net loss	-	-	-	(37,880)	(37,880)

Balances at March 31, 2013	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

Net loss	-	-	-	-	-

Balances at June 30, 2013	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

The accompanying notes are an integral part of these financial statements.

Real Hip-Hop Network, Inc.
( A Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	Cumulative since February 6, 2012 ( inception) to June 30, 2013
Operating Activities

Net loss	$-	$(13,380)	$(114,391)
Adjustments to reconcile net loss
Increase in accrued expenses due to founder	-	13,000	109,626
Stock-based compensation	-	380.00	380
Net cash used in operations	-	-	(4,385)

Financing Activities

Proceeds from the issuance of common stock	-	-	4,385
Net increase in cash and cash equivalents
Cash at the beginning of the period:	-	24	-
Cash at the end of the period	$-	$24	$-

The accompanying notes are an integral part of these condensed financial statements.

 THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Our primary sources of revenue is intended  to come from affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of June 30, 2013.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Not Adopted

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed financial statement, the Company has a deficit accumulated during the development stage of $114,391, due to shareholder of $109,626 and had $0 cash as of June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the three month period ended June 30, 2013 the Company did not enter into ant stock- based agreements and during the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

As of June 30, 2013 there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

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

	June 30, 2013	June 30, 2012
Gross deferred tax assets	$109,626	$89,891
Valuation allowance	(109,626)	(89.891)
Net deferred tax asset	$—	$—

As of June 30, 2013 and 2012, the Company had a net operating loss carryforward of approximately $109,626 and $89,891, which will begin to expire in the tax year 2028.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on June 28, 2013, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Plan of Operation

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. RHN has also beta tested its content to over 164,000,000 households in Africa, Europe, and the Middle East through an informal available time brokerage agreement with Ethiopian Broadcast System (EBS). The Company intends to launch commercially through national subscription TV that is estimated to be the third quarter of 2013. The Company currently has contracts with DirecTV and DISH Network, which will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers..

The Company intends to provide a mix of approximately 45% music video-based entertainment, approximately 55% of RHN’s lineup includes original programming revolving around the Hip-Hop lifestyle, culture and pro-social programs, such as first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions, interviews and exciting original content. We are currently evaluating all our options to commercialize our licensed content and platforms. The Company’s concept and content has been beta tested and has not been deployed for commercial sale anywhere in the world. Although the Company’s technology and platform in ready for deployment each country have different requirements for deployment, so the commercialization process is likely to be lengthy and complex. The Company may employ different strategies in different areas of the world, such as sublicensing deployment and commercialization rights for some territories while retaining rights for other territories.

Our primary sources of revenue is intended to come from affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

On August 15, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) that was amended on August 7, 2013 with The Real Hip-Hop Network, Broadcast Corp (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

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

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.025%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $25,000,000 in 2012 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $2,755,548 will be used for sales and marketing, $12,930,077 will be used for the TV network fees, an estimated $2,049,325 will be spent on management, legal, accounting, rent, financing fees and other payables, $ 16,889 will be spent on this offering and $3,589,520 will be spent on production and programming leaving $3,658,641 in reserve for increased working capital.

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for the distribution of media content and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the ne twelve months is $2 million to continue operations. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $25,000,000 estimated to be required.

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

Results of Operations

The following is a summary of the Company’s operation results for the three month period ended June 30, 2013 and 2012:

	2013	2012

Total operating expenses	$-	$89,891
Total other income (expense)	---	--
Net loss	$-	$(89,891)

For the period from inception (May 4, 2010) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(114,391), consisting of $380 for the estimated fair value of stock-based compensation and $114,011 for legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, and other SEC-related compliance matters that have been incurred by and funded by AVP.

During the three month period ended June 30, 2013 the Company did not enter into ant stock-based agreements and for the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were lower for the three month period ended in June 30, 2013 compared to June 30, 2012 due to lower professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the three month period ended June 30, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of June 30, 2013, we had a cash balance of only $0. There were no other assets, and accrued expenses were $109,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $109,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2013, filed with the SEC on June 28, 2013. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

Stock-Based Compensation

We account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value of the stock award is recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock award, which is generally four years for stock options granted to employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For the Company in particular, our stock has never traded and therefore it is difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in the estimated value of the underlying stock will materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients, and these expenses are not adjusted to the actual amounts, if any, realized. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

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

Item 1A. Risk Factors.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission on June 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATED ACQUISITIONS XII, INC.

Dated: August 14, 2013	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit