Form 10-K/A
period 2013-03-31
REAL HIP-HOP NETWORK, INC
filed 2013-10-24
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

On October 23, 2013 there were 29,150,000 shares of the registrant’s common stock outstanding.

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

On August 15, 2011, Accelerated Acquisitions XII (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company), pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. The Company is currently evaluating all licensors distribution contracts and will not take assignment of any contract liabilities until the evaluation is completed and the Company has completed its financing objectives outlined in the “Overview” and “Plan of Operations” sections below.

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

OVERVIEW

The Real Hip-Hop Network (“RHN”) is an emerging growth company that intends to provide family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that will initially include cable/satellite television, and through the Company’s website at RHN.TV.  The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems.  RHN currently has exclusive rights to approximately 30,000 hours of content, which is equivalent to 3.4 years. The Company intends to launch commercially through national subscription TV, estimated within the third quarter of 2013.  The Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV.

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

Revenue: Our primary sources of revenue is intended to come from affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

 Need for Additional Capital:  The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.025%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $25,000,000 in 2012 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $2,755,548 will be used for sales and marketing, $12,930,077 will be used for the TV network fees, an estimated $2,049,325 will be spent on management, legal, accounting, rent, financing fees and other payables, $ 16,889 will be spent on this offering and $3,589,520 will be spent on production and programming leaving $3,658,641 in reserve for increased working capital.

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

Industry Background

We believe that the way in which young adults consume media and engage with news, information and lifestyle content are undergoing changes. We believe the dynamic preferences and consumption patterns of young adults are not being adequately addressed by traditional media outlets. At the same time, technology is transforming the way media is created, expanding the universe of content creators, altering the cost structure of content production and distribution, and enabling delivery across multiple platforms. The packaging and programming of content is also evolving, enabling new means of distribution capable of rapidly adapting to changing consumer preferences. As the way young adults engage with news, information and lifestyle content changes, it presents new challenges to networks and advertisers who target the 18-34 year-old audience demographic. The Company believes these challenges could include:

●
Evolution in the media preferences and consumption patterns of young adults.    Young adults want to engage with programming related to news, information and lifestyle, but their consumption patterns have evolved faster than traditional television programming, leaving their needs underserved.

●
Changes in media programming and production.    Digital media tools are designed to enable scalable production with relatively low overhead, open systems and small teams, which has changed the way content can be processed, organized and delivered.

●
Evolution in content creation.    Changes in the means and cost structure of content production and distribution have significantly expanded the universe of potential content creators. As a result, programming can be a conversation between viewers and a network, offering freedom from one-way communication and resulting in unprecedented engagement and participation.

●
Changes in advertising models that drive the media industry.    Advertisers devote the largest portion of their media spending to television. However, the traditional TV advertising model is becoming less effective with young adults, who are changing their viewing patterns.

Market Opportunity

We believe there is a market opportunity to develop an integrated media platform capable of cost-effectively engaging young adults around news, information and lifestyle entertainment, and to build a brand premised on communicating what is going on in the lives of this young-adult generation. We believe there is demand from both young adults and the advertisers who target them for a media platform that engages 18-34 year-olds in pop culture, politics, careers and relationships.

Our media platform is intended to motivate its audiences to make a difference in their lives and communities with a broad and impactful pro-social agenda. In addition, providing a mix of approximately 45% music video-based entertainment, approximately 55% of  RHN’s lineup includes original programming revolving around the Hip-Hop lifestyle, culture and pro-social programs, such as first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions, interviews and exciting original content provides a compelling way to capture this opportunity.

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

Programming Strategy

Programming is anticipated to be the company’s fundamental strength and the factor that most distinguishes the network from competitors. The Company intends to devote time to current and past Hip-Hop “stars,” but will also devote time to emerging artists in the field.  In addition, the number of hours of programming the company will devote to news, magazine, lifestyle and reality shows about and/or featuring Hip-Hop artists will be extremely difficult to duplicate by other networks because our network will initially be built with essentially “no cost” music videos which will form the basis of much of its programming schedule, RHN’s programming strategy allows for greater ability to manage investment, as the business scales.

Programming Themes and Concepts

The Company intends to be flexible with its programming mix and content to respond to its target market.  However, the network’s plan is to establish a programming schedule consisting of approximately 45% (11 hours per day) of music video-based entertainment, and about 55% (13 hours per day) of original programming revolving around the Hip-Hop lifestyle and culture.  The original programming is expected to be studio-based shows, magazine shows and documentaries/reality shows produced by the Company (e.g., generally modest cost, hosted shows with interviews and some live performances), while the Company will initially utilize the content it currently owns or has right to use, future  programming is expected to be acquired and/or bartered from independent producers.

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

DISTRIBUTION AND MARKETING STRATEGY

The strategy is to provide content to its audience across all available media outlets: Broadcast TV, Broadcast Radio, Cable/Satellite, Broadband Internet, Print, mobile video, and gaming systems. The Company currently has contracts with DirecTV and DISH Network, which will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The aforementioned non-binding agreements were assigned to the Company on August 15, 2011 through a license agreement as described in the “Description of Business” section.

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

Digital Content Delivery

The Company intends to have broad distribution through digital platforms to cross promote our brands and sell digital content subscriptions through our web and TV properties. Ringtones, Wallpaper, and Music Video Downloads may be made available for a monthly subscription fee. The Company also intends to leverage its television viewing audience to create a mobile text community. The network has a short code that will be used to get gain revenue through fee-based music video or contest voting like other television shows.

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

Web-Based Marketing

Critical to producing visibility and traffic is the use of the Web for advertising.  We intend to have a  campaign which will increase traffic and contribute to "brand  recognition" and "brand loyalty" through a combination of search engine listings with meta-tags that produce search results in the top 10 on listings for Hip-Hop information. With the advent of WebTV, we believe that the prospect of entering more homes as a menu option delivered by a portal site like AOL or Google could enhance media exposure and visitation. The advent of broadband Internet services will be important but will not reduce our primary presence on “standard” television.

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

The Company intends to focus its distribution and consumer marketing efforts on major urban markets with significant African-American population concentrations and where Hip-Hop-formatted radio stations are consistently among the leading local radio outlets.

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

Our advertising sales attributes are outlined in additional detail below:

✓
Attractive audience demographics and strong appeal to major advertisers. We believe the Hip-Hop audience is concentrated in the hard-to-reach 12-34 demographic and major advertisers are aligning with Hip-Hop personalities as a means for reaching this demographic with extraordinary results.

✓
Niche appeal to selected key brands/product categories. We believe that in addition to Hip-Hop’s appeal to major advertisers, the culture/lifestyle is closely aligned with certain brands and product categories, including clothing and footwear lines designed by or for Hip-Hop artists, as well as selected other products in the automotive, beverage and retail category. The Company intends to provide a natural vehicle for these advertisers to reach a loyal and lucrative customer base.

✓
Magazine partnership.  We intend to partner with Hip-Hop magazines that will enable the Company to advertise in proven print media outlets that hold strong appeal and have an established market position in the Hip-Hop segment.

✓
Concentration in major markets. It is anticipated that the Company’s initial distribution will be concentrated in the country’s largest television markets but the exact locations not been finalized.  These indemnified markets will have the highest priority for major advertisers and  the Company may be able to interest larger advertisers even in its early stages of development.

COMPETITIVE ENVIROMENT

Competitors to what the Company is offering include, but are not limited to:

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

Plan of Operation

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the fourth quarter of 2013. The Company currently has non-binding terms sheets with with DirecTV and DISH Network, which could allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end September, 2013 with no cost to the Company.

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

On August 15, 2011, The Real Hip-Hop Network, Inc. (the “Company”) entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company),  pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

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

As of March 31, 2013 , there were 25,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 68,672,500 shares of common stock available for future issuance.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Owned Beneficially	Percent of Class Owned

Common Stock:	SSM Media Ventures, Inc. 1020 19th NW Suite 525 Washington, DC 20036 (3)	22,350,000	88.8%

Common Stock:	Atonn F. Muhammad 1455 Pennsylvania Avenue NW, Suite 400, Washington, DC 20004 (4)	22,350,000	88.8%

Common Stock:	Accelerated Venture Partners LLC 1840 Gateway Dr. Suite 200 Foster City, CA 94404 (5)	6,800,000	23.32%

Common stock	Timothy Neher 1840 Gateway Dr. Suite 200 Foster City, CA 94404 (6)	6,800,000	23.32%

Common Stock:	Aquil Muhammad, Chief Security Officer, Vice-Chairman	1,350,000	4.63%

Common Stock	Alvin Butler, Jr., Chief Financial Officer, Treasurer (3)	750,000	2.57%

Common Stock	Matthew Anderson, Chief of Staff, Secretary (3)	1,250,000	4.28%

All executive officers and directors as a group		27,053,950	92.78%
_________________
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

(3) Voting or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company

(4) Atonn Muhammad is the founder of SSM Media Ventures Inc and  holds voting and dispositive power for these shares.

 (5) Voting or investment power for Accelerated Venture Partners, LLC. is held by Timothy J. Neher.  Mr. Neher is the former sole officer and director of the Company, having resigned as sole officer and director on June 13, 2010.

(6) Timothy Neher is founder and Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares.

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

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Real Hip-Hop Network, Inc.” on September 5, 2012.

On July 18, 2011, the Company entered into a one year Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

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

 On August 15, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information (“technology”) to provide, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. Pursuant to the Licensing Agreement the Company is required raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2012, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2013, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2014 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.025%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. Although, the Company did not raise the required Five Hundred Thousand Dollars ($500,000) by the August 15, 2012 date it had a verbal agreement to extend the required financing dates by twelve months.

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

On June 7, 2012,  the Company elected to relinquish its rights to repurchase 1,500,000 million shares on common stock issues to Accelerated Venture Partners (AVP) regarding the July 18, 2011 Consulting Services Agreement. Additionally,  issued  AVP 3,800,000 million shares of common stock for continued consulting services unrelated to the aforementioned agreement and for the continued financing of general business expenses including legal, accounting, auditing and financing the required SEC filing obligations until the Company completes the financing described in this prospectus.

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2013, the Company paid $1,800 cash to AVP and accrued $109,626 which included approximately $59,000 for accounting, $20,000 for legal expenses and $30,626 for general administrative expenses due to AVP.
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

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference			Filed Herewith
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing
3.1	Certificate of Incorporation	10	3.1	7/26/2010
3.2	Bylaws of the Company	10	3.2	7/26/2010
10.1	Subscription Agreement for sale of common stock to SSM Media Ventures, dated as of July 16, 2011	8-K	10.1	7/19/2011

10.2	Letter dated July 16, 2010 from Accelerated Venture Partners to Accelerated Acquisitions XII, Inc. regarding the tender of shares for cancellation.	8-K	10.2	7/19/2011
10.3	Letter of resignation tendered by Timothy Neher on July 16, 2011.	8-K	10.3	7/19/2011
10.4	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of July 18, 2011	8-K	10.4	7/19/2011

10.5	License Agreement by and among the Company and the Real Hip-Hop Network Broadcast Corporation dated August 15, 2011	8-K	10.1	8/15/2011
10.6	2011 Employee, Director and Consultant Stock Plan *	10-K	10.6	7/14/2011
24.1	Powers of Attorney. (Contained on Signature Page)				x

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

101	XBRL Documents	10-K		7/9/2013

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Real Hip-Hop Network, Inc.

	By:	/ S / Atonn F. Muhammad
Dated: October 23, 2013		Atonn F. Muhammad Chief Executive Officer

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

Signature	Title	Date

/ S / Atonn F. Muhammad	Chief Executive Officer (Principal Executive Officer)	October 23, 2013
Atonn F. Muhammad

/ S / Atonn F. Muhammad	Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2013
Atonn F. Muhammad