Form 10-Q/A
period 2013-06-30
REAL HIP-HOP NETWORK, INC
filed 2013-10-24
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of October 23, 2013.

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

1. Basis of Presentation and Summary of Significant Accounting Policies

(a)        Company Description
The Company was incorporated in the state of Delaware on May 4, 2010. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 15, 2011 the Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers. On August 14, 2013 the licensing agreement was amended to extend payment terms and include binding and enforceable contracts with DirecTV and DISH Network.

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the fourth quarter of 2013. The Company has been assigned binding and enforceable contracts with DirecTV and DISH Network each having a three year term that began in May of 2013 and can be terminated by the provider at any time. The agreements will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end September, 2013 with no cost to the Company, upon completion of testing the Company will need to pay an estimated $2,000,000 in deposits to launch content through the aforementioned networks.

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

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 6 - LICENSE AGREEMENT

  On August 15, 2011, Accelerated Acquisitions XII (now known as The Real Hip-Hop Network) entered into a Licensing Agreement (“Licensing Agreement”) that was amended on August 14, 2013  with The Real Hip-Hop Network, Broadcast Corp (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company), pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.    Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the content and any additions thereto—although the License includes the Company’s right to utilize such additions. The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement.  In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying distribution and commercialization expenses related to the media content. In addition, the Company is required to fund certain specified expenses related to the distribution of the media content as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed: If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.  Through the License Agreement the Company was assigned binding and enforceable contracts with DirecTV and DISH Network which are intended to allow the Company to launch commercially to a viewership of an estimated 32 million subscribers operating independently of SSM Media the majority stockholder and The Real Hip-Hop Network, Broadcast Corp, the Licensor.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

On August 14, 2013 the Company entered into an amended Licensing Agreement with Real Hip-Hop Network Broadcast Corporation (Licensor of the Company’s media and technology). Pursuant to which the required financing dates outlined above in the August 15, 2011 Licensing Agreement were extended.  The Company is now required to raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, under the same terms as the August 15, 2011 Licensing Agreement the Company will shall pay Licensor a royalty of one quarter of one percent (.025%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

On August 14, 2013, the Company amended the July 18, 2011 Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The amended AVP Agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of cash compensation at a rate of $66,667 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $800,000 is due consultant upon the achievement of Milestone 1 (securing $10 million in available cash from funding), $800,000 upon the achievement of Milestone 2 (securing $20 million in available cash inclusive of any amounts attributable to Milestone 1) and $800,000 upon the achievement of Milestone 3 (securing $30 million in available cash inclusive of any amounts attributable to Milestone 2). Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $2,400,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

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

Overview
The Company was incorporated in the state of Delaware on May 4, 2010. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On August 15, 2011 the Company licensed all right to RHN media content and distribution platforms that include a cable channel that provides intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational 18-34 year-old audience demographic. RHN’s website RHN.TV is designed to be the Internet destination for the Company’s target audiences. RHN Mobile delivers music, gaming, and video content to the target audiences on wireless devices across wireless service providers. On August 14, 2013 the licensing agreement was amended to extend payment terms and include binding and enforceable contracts with DirecTV and DISH Network.

Plan of Operation

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the fourth quarter of 2013. The Company has been assigned binding and enforceable contracts with DirecTV and DISH Network each having a three year term that began in May of 2013 and can be terminated by the provider at any time. The agreements will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end September, 2013 with no cost to the Company, upon completion of testing the Company will need to pay an estimated $2,000,000 in deposits to launch content through the aforementioned networks..

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

Our primary sources of revenue will be affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

On August 15, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) that was amended on August 14, 2013 with The Real Hip-Hop Network, Broadcast Corp (“Licensor”) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: October 23, 2013	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit