Form 10-Q
period 2013-09-30
REAL HIP-HOP NETWORK, INC
filed 2013-11-14
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54062

THE REAL HIP-HOP NETWORK, INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of November 14, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three and six months ended September 30, 2013 and 2012 and for the cumulative period from inception (May 4, 2010) through September 30, 2013 (unaudited)	4

	Condensed Statements Of Changes In Stockholders’ Deficit	5

	Condensed Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and for the cumulative period from inception (May 4, 2010) to September 30, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Reserved and Removed)	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

THE REAL HIP-HOP NETWORK, INC.
( A Development Stage Company)
CONDENSED BALANCE SHEET

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER'S DEFICIT

Accrued expenses due shareholder	$135,626	$109,626

Total Liabilities	135,626	109,626

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 and 29,150,000 shares issued and outstanding	2,915	2,915
Additional paid in capital	1,850	1,850
Accumulated Deficit	(140,391)	(114,391)

Total Shareholders' deficit	(135,626)	(109,626)
Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

REAL HIP-HOP NETWORK, INC.
( A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (Unaudited)

					Inception
	Three months ended		Six months ended		(May 4, 2010) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013 (Cumulative)
					Unaudited

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	26,000	7,000	26,000	20,380	140,391

Total operating expenses	26,000	7,000	26,000	20,380	140,391

Net loss	$(26,000)	$(7,000)	$(26,000)	$(20,380)	$(140,391)

Basic and diluted net loss per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Shares used in basic and diluted net loss per share	29,150,000	29,150,000	29,150,000	29,150,000

 The accompanying notes are an integral part of these condensed financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at inception	$-	$-	$-	$-	$-

Issuance of common stock
to founder for cash, May 4, 2010
at $ .0004 per share	5,000,000	500	1,500	-	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011 (Audited)	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011
at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issuance of common stock under stock
option granted to founder for consulting
services	1,500,000	150	-	-	150

Issuance of common stock under stock
option granted to founder for consulting
services, July 16, 2011 at $ .0001 per share	22,350,000	2,235	-	-	2,235

Net loss	-	-	-	(74,711)	(74,711)

Balances at March 31, 2012 (Audited)	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock
option granted to founder for consulting
services, June 20, 2012 at $.0001 per share	3,800,000	380	-	-	380

Net loss	-	-	-	(37,880)	(37,880)

Balances at March 31, 2013 (Audited)	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

Net loss	-	-	-	(26,000)	(26,000)

Balances at September 30, 2013 (Audited)	29,150,000	$2,915	$1,850	$(140,391)	$(135,626)

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
( A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended September 30, 2013	For the six months ended September 30, 2012	Cumulative since February 6, 2012 ( inception) to September 30, 2013
Operating Activities

Net loss	$(26,000)	$(20,380)	$(140,391)
Adjustments to reconcile net loss
Stock-based compensation	-	380	380

Increase in accrued expenses due to founder	26,000	20,000	135,626
Net cash used in operations	-	-	(4,385)

Financing Activities

Proceeds from the issuance of common stock	-	-	4,385
Net increase in cash and cash equivalents
Cash at the beginning of the period:	-	24	-
Cash at the end of the period	$-	$24	$-

The accompanying notes are an integral part of these condensed financial statements.

 THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2013. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2014.

The Company has been in the development stage since its formation on February 6, 2012. It has primarily engaged in raising capital to carry out its business plan, as described above. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its operating plan. The Company's ability to eliminate operating losses and to generate positive cash flows in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of September 30, 2013.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed financial statement, the Company has a deficit accumulated during the development stage of $140,391, due to shareholder of $140,391 and had $0 cash as of September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the six month period ended September 30, 2013 the Company did not enter into ant stock- based agreements and during the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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
SEPTEMBER 30, 2013

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

As of September 30, 2013 there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

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

As of September 30, 2013 and 2012, the Company had a net operating loss carryforward of approximately $140,391 and $92,150, which will begin to expire in the tax year 2028.

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

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 - LICENSE AGREEMENT

On August 15, 2011, Accelerated Acquisitions XII (now known as The Real Hip-Hop Network) entered into a Licensing Agreement (“Licensing Agreement”) that was amended on August 14, 2013  with The Real Hip-Hop Network, Broadcast Corp (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company), pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information to provide intelligent, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic.    Except for the rights granted under the License Agreement, Licensor retains all rights, title and interest to the content and any additions thereto—although the License includes the Company’s right to utilize such additions. The term of the License commences on the date of the Licensing Agreement and continues for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement.  In addition to other requirements, the continuation of the License is conditioned on the Company generating net revenues in the normal course of operations or the funding by the Company of specified amounts for qualifying distribution and commercialization expenses related to the media content. In addition, the Company is required to fund certain specified expenses related to the distribution of the media content as specified in the License Agreement. The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed: If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.  Through the License Agreement the Company was assigned binding and enforceable three years contracts with DirecTV and DISH Network that began in May of 2013. Pursuant to the agreements there are customary subscriber fees, deposits and customary representations and warranties of each of the parties and can be terminate by either party with thirty days written notice. The agreements are intended to allow the Company to launch commercially to a viewership of an estimated 32 million subscribers operating independently of SSM Media the majority stockholder and The Real Hip-Hop Network, Broadcast Corp, the Licensor,

NOTE 7 - RELATED PARTY TRANSACTIONS

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
SEPTEMBER 30, 2013

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

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

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

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
SEPTEMBER 30, 2013

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

Going Concern

We have incurred net losses of $140,391 since inception through September 30, 2013.  At September 30, 2013 we had no cash and no other assets and our total liabilities were $135,626. The report of our independent registered public accounting firm on our financial statements from inception through September 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

The following is a summary of the Company’s operation results for the three month period ended September 30, 2013 and 2012:

	2013	2012

Total operating expenses	$26,000	$7,000
Total other income (expense)	---	--
Net loss	$(26,000)	$(7,000)

For the period from inception (May 4, 2010) through September 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(140,391), consisting of $380 for the estimated fair value of stock-based compensation and $140,011 for legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, and other SEC-related compliance matters that have been incurred by and funded by AVP.

During the three month period ended September 30, 2013 the Company did not enter into ant stock-based agreements and for the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher for the three month period ended in September 30, 2013 compared to September 30, 2012 due to higher professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the three month period ended September 30, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of September 30, 2013, we had a cash balance of only $0. There were no other assets, and accrued expenses were $135,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $135,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $25,000,000 in 2013 and 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It estimated the minimum amount of capital the Company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $25,000,000 estimated to be required.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this report.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: November 14, 2013	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit