Form 10-Q/A
period 2013-06-30
REAL HIP-HOP NETWORK, INC
filed 2013-11-22
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Amendment No. 2

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of November 22 , 2013.

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

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at inception	$-	$-	$-	$-	$-

Issuance of common stock
to founder for cash, May 4, 2010
at $ .0004 per share	5,000,000	500	1,500	-	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011
at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issuance of common stock under stock
option granted to founder for consulting
services	1,500,000	150	-	-	150

Issuance of common stock under subscription
agreement , July 16, 2011 at $ .0001 per share	22,350,000	2,235	-	-	2,235

Net loss	-	-	-	(74,711)	(74,711)

Balances at March 31, 2012	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock
option granted to founder for consulting
services, June 20, 2012 at $.0001 per share	3,800,000	380	-	-	380

Net loss	-	-	-	(37,880)	(37,880)

Balances at March 31, 2013	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

Net loss	-	-	-	-	-

Balances at June 30, 2013	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

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

 On August 15, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Real Hip-Hop Network Broadcast Corporation (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company) pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information (“technology”) to provide, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. Pursuant to the Licensing Agreement the Company is required raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2012, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2013, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2014 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.25%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. Although, the Company did not raise the required Five Hundred Thousand Dollars ($500,000) by the August 15, 2012 date it had a verbal agreement to extend the required financing dates by twelve months.

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

On August 14, 2013 the Company entered into an amended Licensing Agreement with Real Hip-Hop Network Broadcast Corporation (Licensor of the Company’s media and technology). Pursuant to which the required financing dates outlined above in the August 15, 2011 Licensing Agreement were extended.  The Company is now required to raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, under the same terms as the August 15, 2011 Licensing Agreement the Company will shall pay Licensor a royalty of one quarter of one percent (.25%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing.

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

Plan of Operation

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the fourth quarter of 2013. Through the License Agreement the Company was assigned binding and enforceable contract with DirecTV, the term of the agreement is for the period commencing on May 8, 2013 and ending on the first anniversary of the Service Commencement Date, which is anticipated to be December of 2014 (the “Term”). DirecTVshall have the option to extend the Agreement for one (1) additional year upon notice to the Company at least sixty (60) days prior to the scheduled expiration of the Term (and the “Term” shall be deemed to include any such extension period). The “Service Commencement Date” means the date on which DirecTV commences distribution of the Service via the DirecTV Distribution System for revenue-generating purposes, which date shall be on or about December 1, 2013. Furthermore, the Company was assigned binding and enforceable contract with DISH Network that began May 1, 2013 and expires February 28, 2015. Pursuant to the agreements there are customary subscriber fees, deposits and customary representations and warranties of each of the parties and can be terminate by either party with thirty days written notice. The agreements are intended to allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end November, 2013 with no cost to the Company, upon completion of testing the Company will need to pay an estimated $2,000,000 in deposits to launch content through the aforementioned networks. The company is operating independently of SSM Media the majority stockholder and The Real Hip-Hop Network, Broadcast Corp, the Licensor.

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

Our primary sources of revenue is intended to come from affiliate fees and advertising. The Company anticipates the first one to three years of revenues will be generated by advertising as we will be paying the providers for the distribution of our content and for the third year and beyond after the Company establishes rating scores the Company intends on generating Affiliate revenues.   Affiliate revenues are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: November 22, 2013	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit