Form 10-Q
period 2013-12-31
REAL HIP-HOP NETWORK, INC
filed 2014-02-14
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of February 14, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and for the cumulative period from inception (May 4, 2010) through December 31, 2013 (unaudited)	4

	Condensed Statements Of Changes In Stockholders’ Deficit	5

	Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and for the cumulative period from inception (May 4, 2010) to December 31, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Reserved and Removed)	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

THE REAL HIP-HOP NETWORK, INC.
( A Development Stage Company)
CONDENSED BALANCE SHEET

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER'S DEFICIT

Accrued expenses due shareholder	$135,626	$109,626

Total Liabilities	135,626	109,626

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 and 29,150,000 shares issued and outstanding	2,915	2,915
Additional paid in capital	1,850	1,850
Accumulated Deficit	(140,391)	(114,391)

Total Shareholders' deficit	(135,626)	(109,626)
Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

REAL HIP-HOP NETWORK, INC.
( A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (Unaudited)

					Inception
	Three months ended		Nine months ended		(May 4, 2010) through
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013 (Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	26,000	17,500	26,000	37,880	140,391

Total operating expenses	26,000	17,500	26,000	37,880	140,391

Net loss	$(26,000)	$(17,500)	$(26,000)	$(37.880)	$(140,391))

Basic and diluted net loss per share	$(0.00)	(0.00)	$(0.00)	(0.00)

Shares used in basic and diluted net loss per share	29,150,000	29,150,000	29,150,000	29,150,000

 The accompanying notes are an integral part of these condensed financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at inception	$-	$-	$-	$-	$-

Issuance of common stock
to founder for cash, May 4, 2010
at $ .0004 per share	5,000,000	500	1,500	-	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011 (Audited)	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011
at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issuance of common stock under stock
option granted to founder for consulting
services	1,500,000	150	-	-	150

Issuance of common stock under stock
option granted to founder for consulting
services, July 16, 2011 at $ .0001 per share	22,350,000	2,235	-	-	2,235

Net loss	-	-	-	(74,711)	(74,711)

Balances at March 31, 2012 (Audited)	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock
option granted to founder for consulting
services, June 20, 2012 at $.0001 per share	3,800,000	380	-	-	380

Net loss	-	-	-	(37,880)	(37,880)

Balances at March 31, 2013 (Audited)	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

Net loss	-	-	-	(26,000)	(26,000)

Balances at December 31, 2013	29,150,000	$2,915	$1,850	$(140,391)	$(135,626)

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
( A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended December 31, 2013	For the nine months ended December 31, 2012	Cumulative since February 6, 2012 ( inception) to December 31, 2013
Operating Activities

Net loss	$(26,000)	$(37,880)	$(140,391)
Due to Shareholder		37,500
Stock-based compensation	-	380	380

Increase in accrued expenses due to founder	26,000	-	135,626
Net cash used in operations	-	-	(4,385)

Financing Activities

Proceeds from the issuance of common stock	-	-	4,385
Net increase in cash and cash equivalents
Cash at the beginning of the period:	-	-	-
Cash at the end of the period	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

 THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of December 31, 2013.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed financial statement, the Company has a deficit accumulated during the development stage of $140,391, due to shareholder of $140,391 and had $0 cash as of December 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the nine month period ended December 31, 2013 the Company did not enter into ant stock- based agreements and during the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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
DECEMBER 31, 2013

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

As of December 31, 2013 there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

NOTE 5 - INCOME TAXES

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

As of December 31, 2013 and 2012, the Company had a net operating loss carry forward of approximately $140,391 and $92,150, which will begin to expire in the tax year 2028.

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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

As permitted under Delaware law and in accordance with its Bylaws, the Company indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2013.

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

Going Concern

We have incurred net losses of $140,391 since inception through December 31, 2013.  At December 31, 2013 we had no cash and no other assets and our total liabilities were $135,626. The report of our independent registered public accounting firm on our financial statements from inception through December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

The following is a summary of the Company’s operation results for the three month period ended December 31, 2013 and 2012:

	2013	2012

Total operating expenses	$26,000	$17,500
Total other income (expense)	-	-
Net loss	$26,000	$(17,500)

For the three month period ending December 31, 2013, the Company had no revenues and incurred general and administrative expenses of $26,000.

For the nine month period ending December 31, 2013, the Company had no revenues and incurred general and administrative expenses of $26,000.

For the period from inception (May 4, 2010) through December 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(140,391), consisting of $380 for the estimated fair value of stock-based compensation and $140,011 for legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, and other SEC-related compliance matters that have been incurred by and funded by AVP.

During the three and nine month periods ended December 31, 2013 the Company did not enter into any stock-based agreements and for the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher for the three month period ended in December 31, 2013 compared to December 31, 2012 due to higher professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the three month period ended December 31, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of December 31, 2013, we had a cash balance of only $0. There were no other assets, and accrued expenses were $135,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $135,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this report.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: February 14, 2014	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit