Form 10-K
period 2014-03-31
REAL HIP-HOP NETWORK, INC
filed 2014-07-01
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of March 31, 2014 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

On June 30, 2014 there were 29,150,000 shares of the registrant’s common stock outstanding.

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

Organization within the Last Five Years

From inception May 4, 2010, The Real Hip-Hop Network, Inc. (formally known as Accelerated Acquisitions XII, Inc.) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company did not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “The Real Hip-Hop Network, Inc.” on May 10, 2013.

Consulting Agreement:  On July 18, 2011, the Company entered into a one year Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”) (See Exhibit 10.3), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

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

On June 7, 2012,  the Company elected to relinquish its rights to repurchase 1,500,000 million shares on common stock issues to Accelerated Venture Partners (AVP) in the July 18, 2011 Consulting Services Agreement. Additionally,  issued  AVP 3,800,000 million shares of common stock for continued consulting services unrelated to the aforementioned agreement and for the continued financing of general business expenses including legal, accounting, auditing and financing the required SEC filing obligations until the Company completes the financing described in this prospectus.

On August 14, 2013 the Company amended the July 18, 2011 Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”) (See Exhibit 10.6), a company controlled by Timothy J. Neher.  The amended AVP Agreement is for twelve months and requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of cash compensation at a rate of $66,667 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $800,000 is due consultant upon the achievement of Milestone 1 (securing $10 million in available cash from funding), $800,000 upon the achievement of Milestone 2 (securing $20 million in available cash inclusive of any amounts attributable to Milestone 1) and $800,000 upon the achievement of Milestone 3 (securing $30 million in available cash inclusive of any amounts attributable to Milestone 2). Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $2,400,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

License Agreement:  On August 15, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) (See Exhibit 10.4), with Real Hip-Hop Network Broadcast Corporation (“Licensor”) (The Licensor is controlled by a SSM Media Ventures Inc., a major shareholder in the Company- Voting and/or investment power for SSM Media Ventures Inc. is held by Atonn Muhammad , the CEO of the Company), pursuant to which the Company was granted an exclusive, non-transferrable worldwide license for certain first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions and interviews (“media content”), distribution platforms, patents, intellectual property, know-how, trade secret information (“technology”) to provide, family-appropriate Hip-Hop content to a multi-racial/multi-generational demographic. Pursuant to the Licensing Agreement the Company is required raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2013, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2014, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2015 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.25%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. Although, the Company did not raise the required $.05 million by the August 15, 2012 date it had a verbal agreement to extend the required financing dates by twelve months. The agreements are intended to allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end January, 2014 with no cost to the Company.

Upon completion of testing with DirecTV, the Company agreed to pay a non-refundable deposit to DirecTV of $522,000 and $261,000 per week the first year, $371,000 per week the second year and $391,000 per week the third year for services (all weekly payments are due two weeks in advance of content distribution). The services consist of a national feed to an estimated 18,411,000 million households of the programming service currently known as the “Real Hip-Hop Network” and/or “RHN”, which shall consist exclusively of the type of programming described herein, presented on a 24-hour per day, 7 days a week schedule to reach all DirecTV subscribers in the United States on an exclusive designated channel determined by DirecTV. Upon completion of testing with Dish Network, the Company agreed to pay a non-refundable deposit to Dish Network of $1,500,000 and $1,166,000 per month for services (all monthly payments are due in advance of content distribution). The services consist of a national feed to an estimated 14,000,000 million households of the programming service currently known as the “Real Hip-Hop Network” and/or “RHN”, which shall consist exclusively of the type of programming described herein, presented on a 24-hour per day, 7 days a week schedule to reach all Dish Network subscribers in the United States on an exclusive designated channel determined by Dish Network.

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

On August 14, 2013, the Company entered into an amended Licensing Agreement (See Exhibit 10.5) with Real Hip-Hop Network Broadcast Corporation (Licensor of the Company’s media and technology). Pursuant to which the required financing dates outlined above in the August 15, 2011 Licensing Agreement were extended.  The Company is now required to raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, under the same terms as the August 15, 2011 Licensing Agreement the Company will shall pay Licensor a royalty of one quarter of one percent (.25%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. Through the License Agreement the Company was assigned binding and enforceable contract with DirecTV, the term of the agreement is for the period commencing on May 8, 2013 and ending on the first anniversary of the Service Commencement Date, which is anticipated to be December of 2014 (the “Term”). DirecTVshall have the option to extend the Agreement for one (1) additional year upon notice to the Company at least sixty (60) days prior to the scheduled expiration of the Term (and the “Term” shall be deemed to include any such extension period). The “Service Commencement Date” means the date on which DirecTV commences distribution of the Service via the DirecTV Distribution System for revenue-generating purposes, which date shall be on or about December 1, 2013. Furthermore, the Company was assigned binding and enforceable contract with DISH Network that began May 1, 2013 and expires February 28, 2015. Pursuant to the agreements there are customary subscriber fees, deposits and customary representations and warranties of each of the parties and can be terminate by either party with thirty days written notice. The agreements are intended to allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end January, 2014 with no cost to the Company.

Through the License Agreement the Company was assigned binding and enforceable contract with DirecTV, the term of the agreement is for the period commencing on May 8, 2013 and ending on the first anniversary of the Service Commencement Date, which is anticipated to be December of 2014 (the “Term”). DirecTVshall have the option to extend the Agreement for one (1) additional year upon notice to the Company at least sixty (60) days prior to the scheduled expiration of the Term (and the “Term” shall be deemed to include any such extension period). The “Service Commencement Date” means the date on which DirecTV commences distribution of the Service via the DirecTV Distribution System for revenue-generating purposes, which date shall be on or about December 1, 2013. Furthermore, the Company was assigned binding and enforceable contract with DISH Network that began May 1, 2013 and expires February 28, 2015. The contracts with DirecTV and DISH Network are intended allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end January, 2014 with no cost to the Company.

Upon completion of testing with DirecTV, the Company agreed to pay a non-refundable deposit to DirecTV of $522,000 and $261,000 per week the first year, $371,000 per week the second year and $391,000 per week the third year for services (all weekly payments are due two weeks in advance of content distribution). The services consist of a national feed to an estimated 18,411,000 million households of the programming service currently known as the “Real Hip-Hop Network” and/or “RHN”, which shall consist exclusively of the type of programming described herein, presented on a 24-hour per day, 7 days a week schedule to reach all DirecTV subscribers in the United States on an exclusive designated channel determined by DirecTV. Upon completion of testing with Dish Network, the Company agreed to pay a non-refundable deposit to Dish Network of $1,500,000 and $1,166,000 per month for services (all monthly payments are due in advance of content distribution). The services consist of a national feed to an estimated 14,000,000 million households of the programming service currently known as the “Real Hip-Hop Network” and/or “RHN”, which shall consist exclusively of the type of programming described herein, presented on a 24-hour per day, 7 days a week schedule to reach all Dish Network subscribers in the United States on an exclusive designated channel determined by Dish Network. The Company began testing with the networks in August, 2013 and anticipated completion in November of 2013 and has been delay do to testing until the end of January 2014. The Company will not be able to launch it content on either network until the aforementioned deposits and monthly fees can be paid.  The Company currently has no cash or ability to pay the network fees and is relying on the primary offering in this prospectus to meet the obligations. Pursuant to the agreements there are customary representations and warranties of each of the parties and can be terminate by either party with thirty days written notice.

The company is operating independently of SSM Media the majority stockholder and The Real Hip-Hop Network, Broadcast Corp, the Licensor.

Business Overview

The Real Hip-Hop Network (“RHN”) is an emerging growth company that intends to provide family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that will initially include cable/satellite television, and through the Company’s website at RHN.TV.  The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems.  RHN currently has exclusive rights to approximately 30,000 hours of content, which is equivalent to 3.4 years.  ). The Company intends to launch commercially through national subscription TV, estimated within the second quarter of 2014.  The Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV.

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

 Need for Additional Capital:  The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.25%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $25,000,000 in 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $2,755,548 will be used for sales and marketing, $12,930,077 will be used for the TV network fees, an estimated $2,049,325 will be spent on management, legal, accounting, rent, financing fees and other payables, $ 16,889 will be spent on this offering and $3,589,520 will be spent on production and programming leaving $3,658,641 in reserve for increased working capital.

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

A broad sampling of the specific programming themes and concepts that the network intends to feature include

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

DISTRIBUTION AND MARKETING STRATEGY

The strategy is to provide content to its audience across all available media outlets: Broadcast TV, Broadcast Radio, Cable/Satellite, Broadband Internet, Print, mobile video, and gaming systems. The Company currently has binding and enforceable contracts with DirecTV and DISH Network, which will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The aforementioned contracts were assigned to the Company on August 14, 2013 through a license agreement as described in the “Description of Business” section.

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

EMPLOYEES

At present, we have four full time employees; they do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

The company is currently working to implement employments agreements for our four employees and if, as and when a public market for the Company’s shares is established share from our incentive stock option plan may be issues to the employees.

Item 1A.    RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

 ITEM 2.  PROPERTIES

We were incorporated in the State of Delaware on May 4, 2010, and established an end of March fiscal year end. Our corporate headquarters is located at 1455 Pennsylvania Avenue NW, Suite 400, Washington, DC 20004 and our telephone number is (202) 379-3115 our website is RHN.TV.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.   Reserved

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We intend to have our common stock be quoted on the OTC Bulletin Board or other US trading exchange. If our securities are not quoted on the OTC Bulletin Board or other US trading exchange, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and

(2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Capital Market.

As of January 13, 2014, we had 29,150,000 shares of common stock outstanding and no shares issuable upon exercise of our employee stock options. All shares sold in this offering will be freely tradable without restriction or further registration under the Securities Act, except for, 2,376,050 shares (the “Lock-up Shares”) as described in the “Selling Stockholder Section” above and unless they are purchased by our “affiliates,” as that term is defined in Rule 144 promulgated under the Securities Act.

The outstanding shares of our common stock not included in this prospectus will be available for sale in the public market as follows:

Public Float

Of our outstanding shares, as of March 31, 2014, approximately 25,973.950 shares are beneficially owned by executive officers, directors and affiliates (there are no shares of our common stock which may be acquired upon exercise of stock options and employee options or currently exercisable or which become exercisable within 60 days of March 31, 2014).

Rule 144

In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements for 90 days, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for a least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144.

In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements for 90 days, our affiliates or persons selling shares on behalf of our affiliates who own shares that were acquired from us or an affiliate of ours at least six months prior to the proposed sale are entitled to sell upon expiration of the lock-up agreements described above, within any three-month period beginning 90 days after the date of this prospectus, a number of shares that does not exceed the greater of:

●	1% of the number of shares of common stock then outstanding, which will equal approximately shares immediately after this offering; or

●	the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

Sales under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us.

TRANSFER AGENT

The intended stock transfer agent for our securities is Island Stock Transfer. St. Petersburg, FL.  Their address is 100 2nd Avenue South, 300N, St, Petersburg, Florida 33701. Their phone number is (727) 289-0010.

SHAREHOLDERS

As of January 13, 2014 the Company had 29,150,000 shares of our common stock issued and outstanding held by 51 holders of record. The selling stockholders are selling a total of 3,176,050 shares representing (10.89%) of the 29,150,000 issued and outstanding shares of common stock. The selling stockholders marked with an asterisk (*) in the selling shareholder table on page 25 hold 2,376,050 shares (the “Lock-up Shares”) of the 3,176,050 held by the selling stockholders, the 2,376,050 shares are subject to lock-up agreements.  These shares are subject to lock-up agreements that are scheduled to expire at various times during the next 15 months.  Under the terms of the lock-up agreements, the Lock-up Shares cannot be sold or transferred for a period of six (6) months (the “Lock-up Period”) from the date that the Securities and Exchange Commission  (SEC) declares this prospectus of the Company effective (the “Effective Date”).  On the date of expiration of the Lock-up Period and for each of the three (3) consecutive three-month periods after the date of expiration of the Lock-up Period, the aggregate number of Lock-Up Shares that may be sold or transferred in the three-month period after the date of expiration of the Lock-up Period and in any such three-month period shall not exceed (i) that number of Lock-up Shares equal to 25% of the Stockholder’s Lock-up Shares held on the Effective Date (the “25% Limit”), for any Stockholder who is not an affiliate of the Company and (ii) the maximum amount permitted under applicable law or regulation for any Stockholder who is an “affiliate” in any 90-day period, provided that such maximum amount does not exceed the 25% Limit. The release dates, number of shares being released, and corresponding percentages of our 29,150,000 outstanding shares, are 594,012.5 shares (2.02%) 180 days after the Lock-up Period and 594,012.5 shares (2.02%) for each of the three (3) consecutive three-month periods after the date of expiration of the Lock-up Period.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

1.   ESTABLISHMENT AND PURPOSE

The Company’s  Employee, Director and Consultant Stock Plan (“The Plan’) was established in June of 2011 by the Company to attract and retain persons eligible to participate in the Plan, motivate Participants to achieve long-term Company goals, and further align Participants’ interests with those of the Company’s other stockholders. The Plan is adopted as of the Effective Time, subject to approval by the Company’s stockholders within 12 months before or after such adoption date. Unless the Plan is discontinued earlier by the Board as provided herein, no Award shall be granted hereunder on or after the date 10 years after the effective date.

2.  ADMINISTRATION; ELIGIBILITY

The Plan shall be administered by the Administrator; provided, however, that, if at any time no Committee shall be in office, the Plan shall be administered by the Board. The Plan may be administered by different Committees with respect to different groups of Eligible Individuals.

The Administrator shall have plenary authority to grant Awards pursuant to the terms of the Plan to Eligible Individuals; provided, however, that each Eligible Individual must be an officer, employee, director or consultant of the Company or of an Affiliate at the time the Award is granted. Notwithstanding the foregoing, the Administrator may authorize the grant of an Award to a person not then an officer, employee, director or consultant of the Company or of an Affiliate; provided, however, that the actual grant of such Award shall be conditioned upon such person becoming an Eligible Individual at or prior to the time the Award is granted. Participation shall be limited to such persons as are selected by the Administrator. The granting of any Award to any individual shall neither entitle that individual to, nor disqualify such individual from, participation in any other Awards.

3.  STOCK SUBJECT TO PLAN

Subject to adjustment as provided in this Section 4, the aggregate number of shares of Stock which may be delivered under the Plan shall not exceed a number equal to 25% of the total number of shares of Stock outstanding immediately following the Effective Time, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock; provided, however, that, as of January 1 of each calendar year, commencing with the year 2013, the maximum number of shares of Stock which may be delivered under the Plan shall automatically increase by a number sufficient to cause the number of shares of Stock covered by the Plan to equal 25% of the total number of shares of Stock then outstanding, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock.

To the extent any shares of Stock covered by an Award are not delivered to a Participant or beneficiary thereof because the Award expires, is forfeited, canceled or otherwise terminated, or the shares of Stock are not delivered because the Award is settled in cash or used to satisfy the applicable tax withholding obligation, such shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of Stock available for delivery under the Plan.

In the event of any Company stock dividend, stock split, combination or exchange of shares, recapitalization or other change in the capital structure of the Company, corporate separation or division of the Company (including, but not limited to, a split-up, spin-off, split-off or distribution to Company stockholders other than a normal cash dividend), sale by the Company of all or a substantial portion of its assets (measured on either a stand-alone or consolidated basis), reorganization, rights offering, partial or complete liquidation, or any other corporate transaction, Company share offering or other event involving the Company and having an effect similar to any of the foregoing, the Administrator may make such substitution or adjustments in the (A) number and kind of shares that may be delivered under the Plan, (B) additional maximums imposed in the immediately preceding paragraph, (C) number and kind of shares subject to outstanding Awards, (D) exercise price of outstanding Stock Options and Stock Appreciation Rights and (E) other characteristics or terms of the Awards as it may determine appropriate in its sole discretion to equitably reflect such corporate transaction, share offering or other event; provided, however, that the number of shares subject to any Award shall always be a whole number.

4.   STOCK OPTIONS

Stock Options may be granted alone or in addition to other Awards granted under the Plan and may be of two types: Incentive Stock Options and Non-Qualified Stock Options. Any Stock Option granted under the Plan shall be in such form as the Administrator may from time to time approve.

The Administrator shall have the authority to grant any Participant Incentive Stock Options, Non-Qualified Stock Options or both types of Stock Options (in each case with or without Stock Appreciation Rights). Incentive Stock Options may be granted only to employees of the Company and its Subsidiaries. To the extent that any Stock Option is not designated as an Incentive Stock Option or, even if so designated, does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option. Incentive Stock Options may be granted only within 10 years from the date the Plan is adopted, or the date the Plan is approved by the Company’s stockholders, whichever is earlier.

Stock Options shall be evidenced by option agreements, each in a form approved by the Administrator. An option agreement shall indicate on its face whether it is intended to be an agreement for an Incentive Stock Option or a Non-Qualified Stock Option. The grant of a Stock Option shall occur as of the date the Administrator determines.

Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify the Plan under Section 422 of the Code or, without the consent of the Optionee affected, to disqualify any Incentive Stock Option under Section 422 of the Code.

5. STOCK APPRECIATION RIGHTS

Stock Appreciation Rights may be granted either on a stand-alone basis or in conjunction with all or part of any Stock Option granted under the Plan. In the case of a Non-Qualified Stock Option, such rights may be granted either at or after the time of grant of such Stock Option. In the case of an Incentive Stock Option, such rights may be granted only at the time of grant of such Stock Option. A Stock Appreciation Right shall terminate and no longer be exercisable as determined by the Administrator, or, if granted in conjunction with all or part of any Stock Option, upon the termination or exercise of the related Stock Option.

A Stock Appreciation Right may be exercised by a Participant as determined by the Administrator in accordance with this Section 6, and, if granted in conjunction with all or part of any Stock Option, by surrendering the applicable portion of the related Stock Option in accordance with procedures established by the Administrator. Upon such exercise and surrender, the Participant shall be entitled to receive an amount determined in the manner prescribed in this Section 6. Stock Options which have been so surrendered, if any, shall no longer be exercisable to the extent the related Stock Appreciation Rights have been exercised.

6. STOCK AWARDS OTHER THAN OPTIONS

Stock Awards may be directly issued under the Plan (without any intervening options), subject to such terms, conditions, performance requirements, restrictions, forfeiture provisions, contingencies and limitations as the Administrator shall determine. Stock Awards may be issued which are fully and immediately vested upon issuance or which vest in one or more installments over the Participant’s period of employment or other service to the Company or upon the attainment of specified performance objectives, or the Company may issue Stock Awards which entitle the Participant to receive a specified number of vested shares of Stock or cash, as determined by the Administrator, upon the attainment of one or more performance goals or service requirements established by the Administrator.

7. CHANGE IN CONTROL PROVISIONS

(a)	Impact of Event. Notwithstanding any other provision of the Plan to the contrary, in the event of a Change in Control:

(i)
Any Stock Options and Stock Appreciation Rights outstanding as of the date such Change in Control is determined to have occurred and not then exercisable and vested shall become fully exercisable and vested to the full extent of the original grant;

(ii)
The restrictions applicable to any outstanding Stock Award shall lapse, and the Stock relating to such Award shall become free of all restrictions and become fully vested and transferable to the full extent of the original grant;

(iii)	All outstanding repurchase rights of the Company with respect to any outstanding Awards shall terminate; and

(iv)	Outstanding Awards shall be subject to any agreement of merger or reorganization that effects such Change in Control, which agreement shall provide for:

(A)	The continuation of the outstanding Awards by the Company, if the Company is a surviving corporation,

(B)	The assumption of the outstanding awards by the surviving corporation or its parent or subsidiary;

(C)	The substitution by the surviving corporation or its parent or subsidiary of equivalent awards for the outstanding Awards; or

(D)	Settlement of each share of Stock subject to an outstanding Award for the Change in Control Price (less, to the extent applicable, the per share exercise price).

(v)
In the absence of any agreement of merger or reorganization effecting such Change in Control, each share of Stock subject to an outstanding Award shall be settled for the Change in Control Price (less, to the extent applicable, the per share exercise price), or, if the per share exercise price equals or exceeds the Change in Control Price, the outstanding Award shall terminate and be canceled.

 8. MISCELLANEOUS

(a)
Amendment. The Board may amend or alter the Plan or any Award, but no amendment or alteration shall be made which would adversely affect the rights of a Participant under an Award theretofore granted without the Participant’s consent, except such an amendment (i) made to avoid an expense charge to the Company or an Affiliate, or (ii) made to permit the Company or an Affiliate to claim a deduction under, or otherwise comply with, the Code (including, but not limited to, Section 409A of the Code). No such amendment shall be made without the approval of the Company’s stockholders to the extent such approval is required by law, agreement or the rules of any stock exchange or market on which the Stock is listed.

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

PLAN OF OPERATION

Overview

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the second quarter of 2014. The Company currently has contracts with DirecTV and DISH Network, which will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end April, 2014 with no cost to the Company.

Through the License Agreement the Company was assigned binding and enforceable contract with DirecTV, the term of the agreement is for the period commencing on May 8, 2013 and ending on the first anniversary of the Service Commencement Date, which is anticipated to be April of 2014 (the “Term”). DirecTVshall have the option to extend the Agreement for one (1) additional year upon notice to the Company at least sixty (60) days prior to the scheduled expiration of the Term (and the “Term” shall be deemed to include any such extension period). The “Service Commencement Date” means the date on which DirecTV commences distribution of the Service via the DirecTV Distribution System for revenue-generating purposes, which date shall be on or about December 1, 2013. Furthermore, the Company was assigned binding and enforceable contract with DISH Network that began May 1, 2013 and expires February 28, 2015. The contracts with DirecTV and DISH Network are intended allow the Company to launch commercially to a viewership of an estimated 32 million subscribers. The Company has started testing the content feed to both DirecTV and DISH Network and it is estimated that the testing will be completed by the end April, 2014 with no cost to the Company.

Upon completion of testing with DirecTV, the Company agreed to pay a non-refundable deposit to DirecTV of $522,000 and $261,000 per week the first year, $371,000 per week the second year and $391,000 per week the third year for services (all weekly payments are due two weeks in advance of content distribution). The services consist of a national feed to an estimated 18,411,000 million households of the programming service currently known as the “Real Hip-Hop Network” and/or “RHN”, which shall consist exclusively of the type of programming described herein, presented on a 24-hour per day, 7 days a week schedule to reach all DirecTV subscribers in the United States on an exclusive designated channel determined by DirecTV. Upon completion of testing with Dish Network, the Company agreed to pay a non-refundable deposit to Dish Network of $1,500,000 and $1,166,000 per month for services (all monthly payments are due in advance of content distribution). The services consist of a national feed to an estimated 14,000,000 million households of the programming service currently known as the “Real Hip-Hop Network” and/or “RHN”, which shall consist exclusively of the type of programming described herein, presented on a 24-hour per day, 7 days a week schedule to reach all Dish Network subscribers in the United States on an exclusive designated channel determined by Dish Network. The Company began testing with the networks in August, 2013 and anticipated completion in November of 2013 and has been delay do to testing until the end of April 2014. The Company will not be able to launch it content on either network until the aforementioned deposits and monthly fees can be paid.  The Company currently has no cash or ability to pay the network fees and is relying on the primary offering in this prospectus to meet the obligations. Pursuant to the agreements there are customary representations and warranties of each of the parties and can be terminate by either party with thirty days written notice.

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

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2014, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2015, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2016 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.25%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $25,000,000 in 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

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

Going Concern

We have incurred net losses of approximately $140,391 since inception through March 31, 2014. At March 31, 2014 we had no cash and no other assets and our total liabilities were approximately $135,626. The report of our independent registered public accounting firm on our financial statements from inception through March 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

The following is a summary of the Company’s operation results for the years ended March 31, 2014 and 2013:

	2014	2013

Total operating expenses	$26,000	$37,880
Total other income (expense)	---	--
Net loss	$(26,000)	$(37,880)

The Company has conducted minimal operations since inception. No revenue has been generated by the Company from May 4, 2010 (Inception) to March 31, 2014.

Net loss decreased by $11,880 from 2012 to 2013 was due to the decrease general and administrative expenses, respectively.
General and administrative expenses were lower in 2014 compared 2013 because we had fewer organizational expenses for company for the fiscal 2014 periods, We incurred travel costs as we seek to secure funding for the deployment and commercialization of our products and we incurred lower costs to prepare and file our current and periodic reports with the SEC in the fiscal 2014 periods.

The following is a summary of the Company’s operation results for the year ended March 31, 2014 and 2013:

	Year ended March 31,		$
	2014	2013	Variance
General and administrative	$26,000	$37,880	$11,880
Net Loss	$(26,000)	$(37,880)

The Company is still in development stage, and no revenue has been generated since the inception of the Company on May 4, 2010.

During the three months ended March 31, 2014, which was the fourth quarter of our fiscal year ending March 31, 2014, we had no revenue and incurred general and administrative expenses of $0. Our net loss was $0.

For the year ended March 31, 2014, we had no revenue and incurred general and administrative expenses of $26,000. Our net loss was $26,000, due to general and administrative expenses. General and administrative expenses for the year ended of fiscal 2014 consisted of $26,000 for travel and administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC.

For the period from inception (May 4, 2010) through March 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $(140,391), consisted of legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in May 2010, our Form S-1 filed in August of 2013 and other SEC-related compliance matters.

For the year ended March 31, 2014, the Company did not enter into any stock-based agreements and for the year ended March 31, 2013, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the six months ended September 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were lower for the six month period ended in September 30, 2013 compared to September 30, 2012 due to lower professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the six month period ended September 30, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of March 31, 2014, we had a cash balance of only $0. There were no other assets, and accrued expenses were $135,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $135,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $25,000,000 in 2014 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It estimated the minimum amount of capital the Company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $25,000,000 estimated to be required.

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

Critical Accounting Policies

Basis of Presentation

The financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Corporation's year end is March.

Cash and Cash Equivalents

The Corporation considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of our financial statements is in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translations

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

Our financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted ASC Topic “Accounting for Income Taxes” (SFAS No. 109) as of its inception. Pursuant to SFAS No. 109 the Corporation is required to compute tax asset benefits for net operating losses carried forward.

Basic and Diluted Net Income (Loss) Per Share

The Corporation computes net income (loss) per share in accordance with ASC Topic 128, “Earnings per Share” (SFAS 128). ASC Topic 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Corporation does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE REAL HIP-HOP NETWORK, INC.

- INDEX TO FINANCIAL STATEMENTS -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Real Hip-Hop Network, Inc.
(Formally known as Accelerated Acquisition XII, Inc.)
 (A Development Stage Company)

We have audited the accompanying balance sheets of The Real Hip-Hop Network, Inc.(a development stage company) as of March 31, 2014 and 2013, and the related statements of operations, stockholder's deficit and cash flows for the years then ended and for the period from inception (May 4, 2010) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Real Hip-Hop Network, Inc. (a development stage company) as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 4, 2010) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia LLP

Newport Beach, CA
June 30, 2014

THE REAL HIP-HOP NETWORK, INC
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2014	2013

ASSETS
Current assets:
Cash	$-	$-

	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Due to related party	$135,626	$109,626

Total liabilities	135,626	109,626

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 shares issued and outstanding as of March 31, 2014 and 2013	2,915	2,915
Additional paid-in capital	1,850	1,850
Accumulated deficit	(140,391)	(114,391)

Total stockholders’ deficit	(135,626)	(109,626)

	$-	$-

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Inception
	Year Ended March 31,	Year Ended March 31,	(May 4, 2010) through
	2014	2013	March 31, 2014

Revenues	$-	$-	$-

Operating expenses	-	-	-

General and administrative	26,000	37,880	140,391

Total operating expenses	26,000	37,880	140,391

Net loss	$(26,000)	$(37,880)	$(140,391)

Basic and diluted net loss per share	$-	-	-

Weighted average number of common shares outstanding	29,150,000	29,150,000

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at inception	$-	$-	$-	$-	$-

Issuance of common stock
to founder for cash, May 4, 2010
at $ .0004 per share	5,000,000	500	1,500	-	2,000

Net loss				(1,800)	(1,800)

Balances at March 31, 2011	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, July 16, 2011
at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issuance of common stock under stock
option granted to founder for consulting
services	1,500,000	150	-	-	150

Issuance of common stock under stock
option granted to founder for consulting
services, July 16, 2011 at $ .0001 per share	22,350,000	2,235	-	-	2,235

Net loss	-	-	-	(74,711)	(74,711)

Balances at March 31, 2012	25,350,000	2,535	1,850	(76,511)	(72,126)

Issuance of common stock under stock
option granted to founder for consulting
services, June 20, 2012 at $.0001 per share	3,800,000	380	-	-	380

Net loss	-	-	-	(37,880)	(37,880)

Balances at March 31, 2013	29,150,000	$2,915	$1,850	$(114,391)	$(109,626)

Net loss	-	-	-	(26,000)	(26,000)

Balances at March 31, 2014	29,150,000	$2,915	$1,850	$(140,391)	$(135,626)

The accompanying notes are an integral part of these financial statements.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative since
			May 4, 2010
	Year Ended		( inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Operating Activities

Net loss	$(26,000)	$(37,880)	$(140,391)
Due to Shareholder	-	37,476	-
Stock-based compensation	-	380	380
Increase in accrued expenses due to founder	26,000	-	135,626
Net cash used in operations	-	(24)	(4,385)

Financing Activities

Proceeds from the issuance of common stock	-	-	4,385

Net decrease in cash and cash equivalents	-	(24)	-
Cash at the beginning of the period:	$-	$24	$-
Cash at the end of the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

 THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

1. Basis of Presentation and Summary of Significant Accounting Policies

(a)       Company Description

The Real Hip-Hop Network (“RHN”, or the “Company”) is an emerging growth company that intends to provide family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that will initially include cable/satellite television, and through the Company’s website at RHN.TV.  The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and streaming video to mobile devices and in home gaming systems.  RHN currently has exclusive rights to approximately 30,000 hours of content, which is equivalent to 3.4 years. The Company intends to launch commercially through national subscription TV, estimated within the second quarter of 2014.  The Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV.

The Company intends to provide a mix of approximately 45% music video-based entertainment, approximately 55% of RHN’s lineup includes original programming revolving around the Hip-Hop lifestyle, culture and pro-social programs, such as first run movies, live concerts, break-dance battles, rhyme competitions, documentaries, news, DJ competitions, interviews and exciting original content. We are currently evaluating all our options to commercialize our licensed content and platforms. The Company’s concept and content has been beta tested and has not been deployed for commercial sale anywhere in the world. Although the Company’s technology and platform is ready for deployment each country has different requirements for deployment, so the commercialization process is likely to be lengthy and complex. The Company may employ different strategies in different areas of the world, such as sublicensing deployment and commercialization rights for some territories while retaining rights for other territories.

Our primary sources of revenue are affiliate fees and advertising. Affiliate fees are derived from long-term distribution agreements with cable, satellite and telecommunications operators who pay us a monthly fee for each subscriber household that receives RHN content. We have not generated revenues since our inception.

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
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of March 31, 2014 and March 31, 2013.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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
MARCH 31, 2014

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $140,391, due to shareholder of $135,626 and had $0 cash as of March 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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
MARCH 31, 2014

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

As of March 31, 2014, there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

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

	March 31, 2014	March 31, 2013
Gross deferred tax assets	$140,391	$114,391
Valuation allowance	(140,391)	(114,391)
Net deferred tax asset	$—	$—

As of March 31, 2014 and 2013, the Company had a net operating loss carryforward of approximately $140,391 and $114,391, which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2014, there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2014, the Company paid $1,800 cash to AVP and accrued $135,626 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

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

On July 18, 2011, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $800,000 is due consultant upon the achievement of Milestone 1, $800,000 upon the achievement of Milestone 2 and $800,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $2,400,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder. As of March 31, 2014, the Company has not achieved any of the Milestones.

THE REAL HIP-HOP NETWORK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2014, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Position

Atonn F. Muhammad	39	Chief Executive Officer, Chairman
Alvin Butler, Jr.	32	Chief Financial Officer, Treasurer
Matthew Anderson	29	Chief of Staff, Secretary, Director
Aquil Muhammad	61	Chief Security Officer, Vice-Chairman

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2013 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2014:

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding from inception May 4, 2010 through March 31, 2014:

None.

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

___________

(1) This table is based upon 29,150,000 shares issued and outstanding as March 31, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2014, the Board consisted of Atonn F. Muhammad, Matthew Anderson and Aquil Muhammad. The Board has determined that none of the members are independent director as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from July 6, 2011 to March 31, 2014.  Anton & Chia LLP was elected as our auditor in December 2012 for our Form 10-K, estimated costs will be $1,250 for our year end,

Audit-Related Fees

There were no fees billed or to be billed by Messineo for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from July 6, 2011 to March 31.2014

Tax Fees

There were no fees billed or to be billed by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from July 6, 2011 to March 31, 2014

All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from July 6, 2011 to March 31, 2014

Audit Committee’s Pre-Approval Process

            The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2014, and for the period then ended, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

The Real Hip-Hop Network, Inc.

	By:	/ S / Atonn F. Muhammad
Dated: June 30, 2014		Atonn F. Muhammad Chief Executive Officer

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

Signature	Title	Date

/ S / Atonn F. Muhammad	Chief Executive Officer (Principal Executive Officer)	June 30, 2014
Atonn F. Muhammad

/ S / Atonn F. Muhammad	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2014
Atonn F. Muhammad