Form 10-Q
period 2014-06-30
REAL HIP-HOP NETWORK, INC
filed 2014-08-18
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of August 14, 2014.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account Payable	$3000
Due to related party	$135,626	$135,626

Total liabilities	138,626	135,626

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 shares issued and outstanding as of June 30, 2014 and March 31,2014 respectively	2,915	2,915
Additional paid-in capital	1,850	1,850
Accumulated deficit	(143,391)	(140,391)

Total stockholders’ deficit	(138,626)	(135,626)

	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013

Revenue	$-	$-

Operating Expenses:
General and Administrative	3,000	-

Net Loss	3,000	-

Total operating expenses	3,000

Net loss per share ( basic and diluted)	$-	$-
Weighted Average Common Shares (basic and diluted)	29,150,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Operating Activities

Net loss	$(3,000)	$-
Adjustments to reconcile net loss
Due to Shareholder	-	-
Stock-based compensation	-	-
Account Payable	3,000	-
Net cash used in operations	-	-

Net increase in cash and cash equivalents
Cash at the beginning of the period:	-	24
Cash at the end of the period	$-	$24

The accompanying notes are an integral part of these condensed unaudited financial statements.

 THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of March 31, 2014 and December 31, 2013.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statement, the Company has a deficit accumulated during the development stage of $140,391, due to shareholder of $135,626 and had $0 cash as of June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013 and there was no compensation expense for the three months ended June 30, 2014, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

As of  June 30, 2014, there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

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

	June 30, 2014	June 30, 2013
Gross deferred tax assets	$143,391	$109,626
Valuation allowance	(143,391)	(109,626)
Net deferred tax asset	$—	$—

As of June 30, 2014 and 2013, the Company had a net operating loss carry forward of approximately $140,391 and $109.626, which will begin to expire in the tax year 2028.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2013, the Company paid $1,800 cash to AVP and accrued $135,626 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Going Concern

We have incurred net losses of $140,391 since inception through June 30, 2013.  At June 30, 2014 we had no cash and no other assets and our total liabilities were $135,626. The report of our independent registered public accounting firm on our financial statements from inception through June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

For the three month period ending June 30, 2014, the Company had no revenues and incurred no general and administrative expenses.

For the period from inception (May 4, 2010) through June 30, 2014, the Company had no activities that produced revenues from operations and had a net loss of $(140,391), consisting of $380 for the estimated fair value of stock-based compensation and $140,011 for legal, accounting, audits and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008, and other SEC-related compliance matters that have been incurred by and funded by AVP.

During the three ended June 30, 2014 the Company did not enter into any stock-based agreements and for the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended June 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher for the three month period ended in June 30, 2013 compared to June 30, 2012 due to higher professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the three month period ended June 30, 2012. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of only $0. There were no other assets, and accrued expenses due to related party were $135,626, all due to AVP, a related party. We had a stockholders’ deficit of approximately $135,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $25,000,000 in 2014 and 2015 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It estimated the minimum amount of capital the Company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $25,000,000 estimated to be required.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2014, filed with the SEC on July 1, 2014. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this report.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: August 18, 2014	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit