Form 10-Q
period 2014-09-30
REAL HIP-HOP NETWORK, INC
filed 2014-11-14
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of November 14, 2014.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account Payable	$3,000	$-
Due to related party	135,626	135,626

Total liabilities	138,626	135,626

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	2,915	2,915
Additional paid-in capital	1,850	1,850
Accumulated deficit	(143,391)	(140,391)

Total stockholders’ deficit	(138,626)	(135,626)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the six
	Three Months	Three Months	Six Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	-	-	3,000	3,000

Total operating expenses	-	-	3,000	3,000

Net Loss	-		(3,000)	(26,000)

Net loss per share ( basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares (basic and diluted)	29,150,000	29,150,000	29,150,000	29,150,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended September 30, 2014	For the Six Months ended September 30, 2013
Operating Activities

Net loss	$(3,000)	$(26,000)
Change in operating assets and liabilities
Due to Shareholder	-	26,000
Account Payable	3,000	-
Net cash used in operations	-	-

Net increase in cash
Cash at the beginning of the period:	-	-
Cash at the end of the period	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

 THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Company Description
The Real Hip-Hop Network (“RHN”) is an emerging growth company that intends to provide family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that will initially include cable/satellite television, and through the Company’s website at RHN.TV.  The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and streaming video to mobile devices and in home gaming systems.  RHN currently has exclusive rights to approximately 30,000 hours of content, which is equivalent to 3.4 years. The Company intends to launch commercially through national subscription TV, estimated within the fourth quarter of 2014.  The Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV.

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

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of March 31, 2014 and September 30, 2014.

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

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

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

We have evaluated the recent accounting pronouncements through ASU 2014-12 and believe that none of them will have a material effect on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statement, the Company has an accumulated deficit of $143,391, due to shareholder of $135,626 and had $0 cash as of September 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013 and there was no compensation expense for the three months ended September 30, 2014, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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

At inception (May 4, 2010), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 4 - STOCK AND STOCK TRANSACTIONS (continued)

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

On September6, 2012 the Company fully vested 1,500,000 shares of common stock issued to AVP on July 18, 2011, when the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Furthermore, the Company issued AVP 3,800,000 shares of common stock at a par value of .0001 per share to AVP as an incentive to continued services.

As of  September 30, 2014, there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

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

	September 30, 2014	September 30, 2013
Gross deferred tax assets	$143,391	$140,391
Valuation allowance	(143,391)	(140,391)
Net deferred tax asset	$—	$—

As of September 30, 2014 and 2013, the Company had a net operating loss carry forward of approximately $143,391 and $140,391, which will begin to expire in the tax year 2028.

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
SEPTEMBER 30, 2014
(Unaudited)

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

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2013, the Company paid $1,800 cash to AVP and accrued $135,626 for expenses due to AVP. See Note 4 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on July 1, 2014, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Plan of Operation

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the fourth quarter of 2014. The Company has been assigned binding and enforceable contracts with DirecTV and DISH Network each having a three year term that began in May of 2013 and can be terminated by the provider at any time. The agreements will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers.

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

Going Concern

We have incurred net losses of $143,391 since inception through September 30, 2014.  At September 30, 2014 we had no cash and no other assets and our total liabilities were $138,626. The report of our independent registered public accounting firm on our financial statements from inception through September 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

For the three month period ending September 30, 2014, the Company had no revenues and incurred no general and administrative expenses.

During the six months ended September 30, 2014 the Company did not enter into any stock-based agreements and for the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended September30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher for the three month period ended in September 30, 2014 compared to September 30, 2013 due to higher professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the six month period ended September 30, 2013. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of September 30, 2014, we had a cash balance of only $0. There were no other assets, and accrued expenses due to related party were $135,626, all due to AVP, a related party. We had a stockholders’ deficit of $138,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this report.

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

Item 1A. Risk Factors.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission on July 1, 2014.

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

ACCELERATED ACQUISITIONS XII, INC.

Dated: November 14, 2014	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit