Form 10-Q
period 2014-12-31
REAL HIP-HOP NETWORK, INC
filed 2015-02-23
CIK 1497918

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:  Common Stock, $0.0001 par value: 29,150,000 shares outstanding as of February 23, 2015.

THE REAL HIP-HOP NETWORK, INC.
(Formerly known as Accelerated Acquisitions XII, Inc.)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account Payable	$3,000	$-
Due to related party	135,626	135,626

Total liabilities	138,626	135,626

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,150,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	2,915	2,915
Additional paid-in capital	1,850	1,850
Accumulated deficit	(143,391)	(140,391)

Total stockholders’ deficit	(138,626)	(135,626)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

THE REAL HIP-HOP NETWORK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	-	-	3,000	3,000

Total operating expenses	-	-	3,000	3,000

Net Loss	-		(3,000)	(26,000)

Net loss per share ( basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares (basic and diluted)	29,150,000	29,150,000	29,150,000	29,150,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

THE REAL HIP-HOP NETWORK, INC.

CONDENSEDSTATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended December 31, 2014	For the Nine Months ended December 31, 2013
Operating Activities

Net loss	$(3,000)	$(37,880)
Change in operating assets and liabilities
Due to Shareholder	-	37,500
Account Payable	3,000	-
Stock-based compensation		380
Net cash used in operations	-	-

Net increase in cash
Cash at the beginning of the period:	-	-
Cash at the end of the period	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

 THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Company Description
The Real Hip-Hop Network (“RHN”) is an emerging growth company that intends to provide family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that will initially include cable/satellite television, and through the Company’s website at RHN.TV.  The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and streaming video to mobile devices and in home gaming systems.  RHN currently has exclusive rights to approximately 30,000 hours of content, which is equivalent to 3.4 years. The Company intends to launch commercially through national subscription TV, estimated within the second quarter of 2015.  The Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV.

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

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company did not have cash equivalents as of March 31, 2014 and December 31, 2014.

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
DECEMBER 31, 2014
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

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statement, the Company has an accumulated deficit of $143,391, due to shareholder of $135,626 and had $0 cash as of December 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 - STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date. During the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of $.0001 per share. The Company recognized stock-based compensation expense of $380 for the year ended March 31, 2013 and there was no compensation expense for the three months ended December 31, 2014, respectively, which was all included in general and administrative expenses.  Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

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
DECEMBER 31, 2014
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

On September 6, 2012 the Company fully vested 1,500,000 shares of common stock issued to AVP on July 18, 2011, when the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Furthermore, the Company issued AVP 3,800,000 shares of common stock at a par value of .0001 per share to AVP as an incentive to continued services.

As of December 31, 2014, there were 29,150,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 64,887,500 shares of common stock available for future issuance.

THE REAL HIP-HOP NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

	December 31, 2014	December 31, 2013
Gross deferred tax assets	$143,391	$140,391
Valuation allowance	(143,391)	(140,391)
Net deferred tax asset	$—	$—

As of December 31, 2014 and 2013, the Company had a net operating loss carry forward of approximately $143,391 and $140,391, which will begin to expire in the tax year 2028.

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
DECEMBER 31, 2014
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
DECEMBER 31, 2014
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

Plan of Operation

The Real Hip-Hop Network (“RHN”) is an emerging growth company that provides family-appropriate (family-appropriate “meaning it is considered suitable for all members of the average family”) Hip-Hop content to a multi-racial/multi-generational demographic through multiple distribution platforms that initially include cable television, and the Company’s website RHN.TV that is designed to be the Internet destination for the Company’s target audiences. The Company also intends to utilize broadband, digital and wireless platforms to deliver music, gaming and steaming video to mobile devices and in home gaming systems within the next twelve months. RHN currently has exclusive rights to approximately 30,000 hours of content (3.4 years) and the Company has beta tested the delivery of live streaming version of its video content on the Company’s website RHN.TV. The Company intends to launch commercially through national subscription TV that is estimated to be the second quarter of 2015. The Company has been assigned binding and enforceable contracts with DirecTV and DISH Network each having a three year term that began in May of 2013 and can be terminated by the provider at any time. The agreements will allow the Company to launch commercially to a viewership of an estimated 32 million subscribers.

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

The Company will not be able to commercialize either its media content or distribution platforms without additional capital, if we do not raise at least Five Hundred Thousand Dollars ($500,000) for its future development before August 15, 2015, raise at least Five Hundred Thousand Dollars ($500,000) for its future deployment before August 15, 2016, and raise at least One Million Dollars ($1,000,000) for its future deployment before August 15, 2017 equaling the minimum funding requirement of Two Million Dollars ($2,000,000) for the deployment of its content distribution over the next three years or we will lose our rights to the media content and distribution platforms. Additionally, the Company will shall pay Licensor a royalty of one quarter of one percent (.025%) of all gross revenues resulting from the use of the Technology by Licensee and if the technology is sub-licensed form the Company, the Company shall pay Licensor a one percent (1%) royalty except as otherwise modified in writing. The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek at an aggregate of $25,000,000 in 2012 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $2,755,548 will be used for sales and marketing, $12,930,077 will be used for the TV network fees, an estimated $2,049,325 will be spent on management, legal, accounting, rent, financing fees and other payables, $ 16,889 will be spent on this offering and $3,589,520 will be spent on production and programming leaving $3,658,641 in reserve for increased working capital.

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

Going Concern

We have incurred net losses of $143,391 since inception through December 31, 2014.  At December 31, 2014 we had no cash and no other assets and our total liabilities were $138,626. The report of our independent registered public accounting firm on our financial statements from inception through December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon recurring operating losses and our need to obtain additional financing to sustain operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate sufficient revenues from our operations to pay our operating expenses. There are no assurances that we will continue as a going concern.

Results of Operations

For the three month period ending December 31, 2014, the Company had no revenues and incurred no general and administrative expenses.

During the nine months ended December 31, 2014 the Company did not enter into any stock-based agreements and for the year ended March 31, 2014, the Company entered into an agreement under which it agreed to grant stock-based compensation to Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement, the Company agreed to grant AVP 3,800,000 shares of common stock at an exercise price of $.0001 per share.

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

The Company believes the only material estimate used in estimating the fair value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend of yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the year ended March 31, 2013 was $380. The Company recognized stock-based compensation expense of $380 during the three months ended September 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher for the three month period ended in December 31, 2014 compared to December 31, 2013 due to higher professional fees. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the nine month period ended December 31, 2013. In addition, we expect to incur development expenses as we seek to advance our products.

Liquidity and Capital Resources

As of December 31, 2014, we had a cash balance of only $0. There were no other assets, and accrued expenses due to related party were $135,626, all due to AVP, a related party. We had a stockholders’ deficit of $138,626 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of RHN until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of RHN, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

 Funding would be required for staffing, marketing, public relations and the necessary distribution to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $25,000,000 in 2015 and 2016 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It estimated the minimum amount of capital the Company needs to raise over the next twelve months is $2 million to continue operations. There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $25,000,000 estimated to be required.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this report.

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

The Real Hip-Hop Network, Inc.

Dated: February 23, 2015	/s/ Atonn F. Muhammad
Atonn F. Muhammad Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX
Exhibit
No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit